Form 10-K405
period 1996-08-31
ILM I LEASE CORP
filed 1996-12-16
CIK 932091

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: AUGUST 31, 1996
                                      OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-25878

                           ILM I LEASE CORPORATION
            (Exact name of registrant as specified in its charter)
      Virginia                                              04-3248637
(State of organization)                                (I.R.S. Employer
                                                          Identification  No.)

265 Franklin Street, Boston, MA                                       02110
---------------------------------------------------------------------------
    (Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:             (800) 225-1174
                                                                --------------

         Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange on
 Title of each class                                       which registered
        None                                                     None

Securities registered pursuant to Section 12(g) of the Act:

                    Shares of Common Stock, $.01 Par Value
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Shares of common stock outstanding as of August 31, 1996: 7,519,430. The aggregate sales price of the shares sold was $700,000. This does not reflect market value. There is no current market for these shares.

                     DOCUMENTS INCORPORATED BY REFERENCE
        Documents                                     Form 10-K Reference
Registration Statement on Form 10 of registrant              Part IV
dated July 20, 1995, as supplemented

Current Report on Form 8-K
of registrant dated July 29, 1996                            Part IV

                           ILM I LEASE CORPORATION
                                1996 FORM 10-K

                              TABLE OF CONTENTS


Part   I                                                                Page

Item  1       Business                                                   I-1

Item  2       Properties                                                 I-3

Item  3       Legal Proceedings                                          I-3

Item  4       Submission of Matters to a Vote of Security Holders        I-3


Part  II

Item  5       Market for the Registrant's Shares and Related
                 Stockholder Matters                                    II-1

Item  6       Selected Financial Data                                   II-1

Item  7       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                              II-2

Item  8       Financial Statements and Supplementary Data               II-5

Item  9       Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                               II-5


Part III

Item  10      Directors and Executive Officers of the Registrant       III-1

Item  11      Executive Compensation                                   III-2

Item  12      Security Ownership of Certain Beneficial Owners and
               Management                                              III-3

Item  13      Certain Relationships and Related Transactions           III-3


Part  IV

Item  14      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K                                                IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                      F-1 to F-12

                                    PART I

Item 1.  Business

      ILM I Lease Corporation (the "Company") was formed by PaineWebber Independent Living Mortgage Fund, Inc. ("ILM"), a publicly-held, non-traded Real Estate Investment Trust ("REIT"), for the purpose of operating eight Senior Housing Facilities under the terms of a master lease agreement. ILM contributed $700,000 in return for all of the issued and outstanding shares of the Company's common stock. ILM had originally made mortgage loans secured by the Facilities to Angeles Housing Concepts, Inc. ("AHC") between June 1989 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM were merged into ILM Holding, Inc. ("ILM Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement which was assigned to the Company as of September 1, 1995. As discussed further in Item 7, the management agreement with AHC was terminated in July 1996.

      ILM has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM's annual gross income must be Qualified Rental Income as defined by the Code. The rent paid by the residents of the Facilities likely would not be deemed to be Qualified Rental Income because of the extent of services provided to residents. Consequently, the operation of the Facilities by ILM or its subsidiaries over an extended period of time could adversely affect ILM's status as a REIT. Therefore, ILM formed the Company to operate the Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM common stock. Because the Company, which is taxed as a regular C corporation, is no longer a subsidiary of ILM, it can receive service-related income without endangering the REIT status of ILM. On September 1, 1995, after ILM received the required regulatory approval, it distributed all of the outstanding shares of capital stock of the Company to the holders of record of ILM's common stock. One share of common stock of the Company was issued for each full share of ILM's common stock held. No fractional shares were issued. Holders of ILM's common stock were not required to pay any cash or other consideration or to exchange their common stock of ILM for the common stock of the Company. Prior to the distribution of the Company's stock, ILM's shareholders received an information statement fully describing the Company and the distribution of its capital stock.

      The master lease agreement, which commenced on September 1, 1995, is between ILM Holding, as owner of the properties and Lessor, and the Company, as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, the Company is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, the Company will also be obligated to pay variable rent for each Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $16,996,000.

    The facilities which the Company has leased as of August 31, 1996 are described below:

Property Name
and Location (1)                 Type of Property              Size
----------------                 ----------------              ----

Independence Village of
 Winston-Salem                   Senior Housing Facility        156 Units
Winston-Salem, NC

Independence Village of
 East Lansing                    Senior Housing Facility        159 Units
East Lansing, MI

Property Name
and Location (1)                 Type of Property             Size
----------------                 ----------------             ----

Independence Village of Raleigh  Senior Housing Facility      163 Units
Raleigh, NC

Independence Village of Peoria   Senior Housing Facility      164 Units
Peoria, IL

Crowne Pointe Apartments         Senior Housing Facility      133 Units
Omaha, NE

Sedgwick Plaza Apartments        Senior Housing Facility      150 Units
Wichita, KS

West Shores                      Senior Housing Facility      134 Units
Hot Springs, AR

Villa Santa Barbara (2)          Senior Housing Facility      123 Units
Santa Barbara, CA

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the agreements through which the Company has leased these facilities.

(2) The Santa Barbara facility is jointly leased by the Company and an affiliated company, ILM II Lease Corporation. The Company and ILM II Lease Corporation have entered into a joint tenancy agreement which governs the operation of the property and the apportionment of revenues and expenses between the parties. Any amounts generated by the operations of the Santa Barbara property are equitably apportioned between the Company and ILM II Lease Corporation (generally 25% and 75%, respectively).

      The Senior Housing Facilities are subject to competition from similar properties in the vicinities in which they are located. The properties are located in areas with significant senior citizen populations and, as a result, there are, and will likely continue to be, a variety of competing projects aimed at attracting senior residents. Such projects will generally compete on the basis of rental rates, services, amenities and location. The Company has no real estate investments located outside the United States. The Company's sole business is the operation of the Facilities. Therefore, presentation of information about industry segments is not applicable.

      Subject to the supervision of and pursuant to the general policies set by the Company's Board of Directors, assistance in managing the business of the Company is provided by PaineWebber Lease Advisor, L.P. (the "Advisor"), a limited partnership comprised of ILM Lease Advisor, Inc., as the general partner and Properties Associates, L.P., as the limited partner. ILM Lease Advisor, Inc. is a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). The partners of the Advisor are affiliates of PaineWebber Incorporated ("PWI") and PaineWebber Group, Inc. ("PaineWebber").

      There currently are three directors of the Company, none of whom are an affiliate of the Advisor. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares. The directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as directors.

      The terms of transactions between the Company and the Advisor and its affiliates are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions. As discussed further in
Item 7, the Company has retained Capital Senior Management 2, Inc. of Dallas, Texas ("Capital"), to be the new manager of the Senior Housing Facilities. The management contract with Capital was executed in July 1996. In November 1996, Lawrence A. Cohen, a director of the Company and President, Chief Executive Officer and Director of ILM, became Vice Chairman and Chief Financial Officer of Capital Senior Living Corp., an affiliate of Capital. As a result, the management contract with Capital is considered a related party transaction (see
Item 13).

Item 2.  Properties

      As of August 31, 1996, the Company has leased the eight operating properties referred to under Item 1 above to which reference is made for the description, name and location of such properties.

      Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:

                                         Percent Leased At
                              ------------------------------------------------
                                                                       Fiscal
                                                                       1996
                              11/30/95   2/29/96    5/31/96   8/31/96  Average
                              --------   -------    -------   -------  -------
Independence Village
  of Winston-Salem              88%       90%        90%        93%      90%

Independence Village
  of East Lansing               96%       97%        94%        91%      95%

Independence Village of Raleigh 98%       99%        98%        98%      98%

Independence Village of Peoria  86%       89%        89%        91%      89%

Crown Pointe Apartments         99%       98%        98%        99%      99%

Sedgwick Plaza Apartments       83%       86%        84%        83%      84%

West Shores                     98%       97%        95%        94%      96%

Villa Santa Barbara             59%       64%        69%        81%      68%

Item 3.  Legal Proceedings

      On July 29, 1996, the Company and ILM Holding, Inc. ("the Companies") terminated the property management agreement with Angeles Housing Concepts, Inc. ("AHC") covering the eight senior housing facilities leased by the Company. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i),
(iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM Holding allege that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. PaineWebber Independent Living Mortgage Fund, Inc. guaranteed the payment of the termination fee at issue in these proceedings. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The eventual outcome of this termination dispute cannot presently be determined.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                   PART II

Item 5.  Market for the Registrant's Shares and Related Stockholder Matters

      Prior to September 1, 1995, the Company was a wholly-owned subsidiary of ILM. Pursuant to a Reorganization and Distribution Agreement, ILM capitalized the Company with $700,000, an amount estimated to provide the Company with necessary working capital. On September 1, 1995, Mavricc Management Systems, Inc., as the distribution agent, caused to be issued on the stock records of the Company the distributed Common Stock of the Company, in uncertificated form, to the holders of record of ILM common stock at the close of business on July 14, 1995. One share of the Company's Common Stock was distributed for each outstanding share of ILM Common Stock. No certificates or scrip representing fractional shares of the Company's Common Stock were issued to holders of ILM common stock as part of the distribution. In lieu of receiving fractional shares, each holder of ILM common stock who would otherwise have been entitled to receive a fractional share of the Company's Common Stock received a cash payment equivalent to $0.15 per share for such fractional interest. At August 31, 1996, there were 5,436 record holders of the Company's shares.

      The Company did not pay cash dividends in fiscal 1996. The Company intends to review this policy during fiscal 1997, and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors.

Item 6.  Selected Financial Data

                           ILM I Lease Corporation
                    (In thousands, except per share data)

                                                         Period from
                                                         September 12, 1994
                                 For the year ended      (date of inception)
                                 August 31, 1996         through August31, 1995
                                 ---------------         ----------------------


Revenues                              $17,285                $     -

Income (loss) before income taxes     $   603                $    (1)

Income tax expense                    $   241                      -

Net income (loss)                     $   362                $    (1)

Net income (loss) per share of
  common stock                        $  0.05                $ (0.07)

Total assets                          $  2,797                     -

    The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

    The above net income (loss) per share of common stock is based upon the weighted average number of shares outstanding for the year ended August 31, 1996 and the period September 12, 1994 (inception) through August 31, 1995 (7,519,430 and 15,000, respectively).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      ILM I Lease Corporation (the "Company") was formed by PaineWebber Independent Living Mortgage Fund, Inc. ("ILM"), a publicly-held, non-traded Real Estate Investment Trust ("REIT"), for the purpose of operating eight Senior Housing Facilities under the terms of a master lease agreement. ILM contributed $700,000 in return for all of the issued and outstanding shares of the Company's common stock. ILM had originally made mortgage loans secured by the Facilities to Angeles Housing Concepts, Inc. ("AHC") between June 1989 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM, subject to the mortgage loans. Subsequently, these indirect subsidiaries were merged into ILM Holding, Inc. ("ILM Holding") which is also a majority-owned subsidiary of ILM. As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for the Senior Housing Facilities pursuant to the terms of a management agreement which was assigned to the Company as of September 1, 1995. As discussed further below, the management agreement with AHC was terminated in July 1996.

      ILM has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM's annual gross income must be Qualified Rental Income as defined by the Code. The rent paid by the residents of the Facilities likely would not be deemed to be Qualified Rental Income because of the extent of services provided to residents. Consequently, the operation of the Facilities by ILM or its subsidiaries over an extended period of time could adversely affect ILM's status as a REIT. Therefore, ILM formed the Company to operate the Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM common stock. Because the Company, which is taxed as a regular C corporation, is no longer a subsidiary of ILM, it can receive service-related income without endangering the REIT status of ILM. On September 1, 1995, after ILM received the required regulatory approval, it distributed all of the outstanding shares of capital stock of the Company to the holders of record of ILM's common stock. One share of common stock of the Company was issued for each full share of ILM's common stock held. No fractional shares were issued. Holders of ILM's common stock were not required to pay any cash or other consideration or to exchange their common stock of ILM for the common stock of the Company. Prior to the distribution of the Company's stock, ILM's shareholders received an information statement fully describing the Company and the distribution of its capital stock.

      The master lease agreement, which commenced on September 1, 1995, is between ILM Holding, as owner of the properties and Lessor, and the Company, as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, the Company is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, the Company will also be obligated to pay variable rent for each Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $16,996,000.

     At the present time, ILM Holding is not expected to have sufficient cash flow during fiscal 1997 to (i) meet its obligations to make the debt service payments due under its mortgage loans with ILM, (ii) pay for capital improvements and structural repairs in accordance with the terms of the master lease, and (iii) pay for costs that may be incured in defending AHC's Counterclaim against ILM Holding, as discussed further below. If ILM Holding is unable to complete its restructuring plans, as described in the information statement referred to above, due to PWPI's refusal to cause PWP Holding to sell to ILM its voting stock in ILM Holding, ILM Holding may be unable to perform its obligations under the master lease.

      As noted above, the Company's master lease is scheduled to expire on December 31, 1999. This period coincides with the end of ILM's expected holding period for its investments in the Facilities. While such holding period is subject to change, the current Articles of Incorporation of ILM provide that the liquidation of ILM must be completed by no later than December 31, 2004. Any further renewals of the master lease beyond December 1999 would be subject to negotiation between the Company and ILM and its consolidated affiliate. Accordingly, since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM, there are no assurances that the Company's operations will continue beyond December 1999.

      On July 29, 1996, the Company and ILM Holding ("the Companies") terminated the property management agreement with AHC covering the eight senior housing facilities leased by the Company. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM Holding allege that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. ILM guaranteed the payment of the termination fee at issue in these proceedings. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The eventual outcome of this termination dispute cannot presently be determined. Accordingly, no provision for any liability which might result from the outcome of this matter has been recorded in the accompanying financial statements.

      Subsequent to terminating the management agreement with AHC, the Company retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the new manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. Under the terms of the Agreement, Capital will earn a Base Management Fee equal to 4% of the Gross Operating Revenues of the Senior Housing Facilities, as defined. Capital will also be eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly Net Cash Flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified Base Amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased annually based on the percentage increase in the Consumer Price Index. ILM has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

      The eight properties which the Company leases from ILM Holding averaged 92% occupancy as of August 31, 1996. The Facilities generated sufficient net cash flow to cover the master lease rental obligation during the initial year of the Company's operation. In addition, current annualized operating income levels are sufficient to cover the base master lease payments at their current annualized level of $6,364,800, which will remain in effect throughout the remaining term of the lease. As noted above, the master lease also provides for the payment of variable rent beginning in January 1997. The Senior Housing Facilities are currently generating gross revenues which are slightly in excess of the specified threshold in the variable rent calculation, as discussed further above. Accordingly, the Company expects that it will owe variable rent payments to ILM Holding in fiscal 1997. Further improvement in operating income levels is expected upon the lease-up of the Villa Santa Barbara property. A property renovation and assisted-living conversion program has been in progress at Villa Santa Barbara for the past two years. Phase one of the renovations at the Santa Barbara Facility, which was completed during fiscal 1995, included renovation of the lobby, dining room, library, activities room, television and game room and the laundry rooms. Phase two of the renovation program, which was substantially completed during the first quarter of fiscal 1996, involved interior unit improvements, hallway upgrades and the conversion of existing studio units to assisted living units. The total cost of the renovation program was approximately $1.2 million, which has been funded 25% by ILM and 75% by an affiliated company, PaineWebber Independent Living Mortgage Inc. II, from funds previously reserved for such improvements. Leasing gains at Santa Barbara have been slowed by delays in completing the capital improvements and in obtaining the required regulatory licensing to begin leasing the new assisted living units. During the quarter ended May 31, 1996, the Company received the required assisted living licenses. Leasing of the 38 new assisted living units is now well underway. Overall occupancy of Villa Santa Barbara averaged 81% for the fourth quarter of fiscal 1996. The Company, together with ILM and its consolidated affiliate, is currently investigating the potential for expansion of the assisted living capacities at properties in other markets where demand for assisted living units is particularly high.

      The road adjacent to the Raleigh facility is being improved, and the county Department of Transportation has requested a temporary construction easement on the property. Although the easement will not directly affect the operation of the facility, it will likely result in the removal of several trees that currently provide a buffer between the building and the road. Negotiations are currently underway to minimize the removal of trees and to secure a settlement from the county that will pay for installing a new landscape buffer upon the completion of the roadway construction.

      At August 31, 1996, the Company had cash and cash equivalents of $2,185,000. Such amounts will be used for the Company's working capital requirements. As noted above, under the terms of the master lease, the Lessor is responsible for any major capital improvements or structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal 1996. The Company intends to review this policy during fiscal 1997, subsequent to the commencement of the variable rent payments discussed further above, and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the master lease payments to ILM Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

Results of Operations
1996 Compared to 1995

    Prior to the commencement of the master lease agreement on September 1, 1995, the Company had no significant operating activities. As a result, the comparison of fiscal 1996 results to any prior period is not relevant.

Inflation

      The Company completed its first full year of operations in fiscal 1996. The effects of inflation and changes in prices on the Company's operating results to date have not been significant.

      Inflation in future periods is likely to cause increases in the Company's expenses, which may be partially offset by increases in revenues from the tenant leases at the Senior Housing Facilities. Rental revenues may tend to rise with inflation since the rental rates on the tenant leases, which are short-term in nature, can be adjusted to keep pace with inflation as market conditions allow. As noted above, under the terms of the master lease agreement between the Company and ILM Holding, Inc., the Company is obligated to pay variable rent, in addition to the base rent owed, in an amount equal to 40% of the excess of total revenues from the Facilities over a specified base amount. Accordingly, to the extent that the total revenues are in excess of this threshold, a portion of the increase in revenues would be payable to the Lessor.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      There currently are three directors of the Company, none of whom are an affiliate of the Advisor. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares. The directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as directors.

      (a) and (b) The names and ages of the directors and executive officers of the Company are as follows:

                                                                     Date
                                                                     elected
  Name                        Office                           Age   to Office
  ----                        ------                           ---   ---------

John B. Watts III        President and Director                43     9/13/94 *
Lawrence A. Cohen        Director                              43     9/13/94 *
Jeffry R. Dwyer          Director                              50     9/13/94 *
David F. Brooks          Vice President and Secretary          54     9/13/94 *
Timothy J. Medlock       Treasurer                             35     9/13/94 *
Valda M. Webster Kreie   AssistantSecretary                    45     9/13/94 *

*  The date of incorporation of the Company.

    (c) ILM Lease Advisor, Inc., the general partner of the Advisor, assists the directors and officers of the Company in the management and control of the Company's affairs. ILM Lease Advisor, Inc. is a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). The principal executive officers of ILM Lease Advisor, Inc. are as follows:

      Name                      Office                        Age
      ----                      ------                        ---

Bruce J. Rubin          President and Chief Executive Officer  37
David F. Brooks         Vice President and Secretary           54
Timothy J. Medlock      Vice President and Treasurer           35
Valda M. Webster Kreie  Assistant Secretary                    45

    (d) There is no family relationship among any of the foregoing directors or officers. All of the foregoing directors and officers of the Company have been elected to serve until the Company's next annual meeting.

    (e) The business experience of each of the directors and executive officers of the Company is as follows:

      John B. Watts III is President and Director of the Company. He is also President and Director of ILM II Lease Corporation. Mr. Watts was a Senior Vice President of PWPI from June 1988 to August 1996. Mr. Watts has had over 17 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

      Lawrence A. Cohen is a Director of the Company. Mr. Cohen is also Vice Chairman and Chief Financial Officer of Capital Senior Living Corp., an affiliate of Capital Senior Management 2, Inc., which is the company that was contracted by the Company in July 1996 to perform property management services for the Senior Housing Facilities. Mr. Cohen joined Capital Senior Living Corp. in November 1996. Mr. Cohen was President and Chief Executive Officer of PWPI until August 1996. Mr. Cohen is also a member of the board of directors of ILM, PaineWebber Independent Living Mortgage Inc. II (ILM2), ILM II Lease Corporation and Retail Property Investors, Inc. (RPI). Mr. Cohen received his LL.M (in Taxation) from New York University School of Law and his J.D. degree from St. John's University School of Law. Mr. Cohen received his B.B.A. degree in accounting from George Washington University. He is a member of the New York Bar and is a Certified Public Accountant.

      Jeffry R. Dwyer is a Director of the Company. Mr. Dwyer is a partner with the law firm of Akin, Gump, Straus, Hauer & Feld in the District of Columbia, which he joined in 1993. Prior to joining Akin, Gump, Straus, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Immediately prior to joining Morrison & Foerster, Mr. Dwyer was a partner with the law firm of Lane & Edson. Mr. Dwyer also presently serves as a director of ILM, ILM2 and ILM II Lease Corporation. Mr. Dwyer has written several books on real estate financing and taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.

    Bruce J. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

      David F. Brooks is Vice President and Secretary of the Company and First Vice President and Assistant Treasurer of PWPI which Mr. Brooks joined in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

      Timothy J. Medlock is Treasurer of the Company and a Vice President and Treasurer of PWPI which he joined in 1986. From 1986 to August of 1989, Mr. Medlock served as the Controller. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

      Valda M. Webster Kreie is Assistant Secretary of the Company and a Vice President of PWPI. Ms. Kreie joined PWPI in 1989 as an Assistant Vice President. From 1981 to 1987, Ms. Kreie was the Contract and Title Attorney for Santa Fe Minerals, Inc. in Tulsa, Oklahoma. Ms. Kreie graduated from Oklahoma State University in 1978 and received her law degree from The University of Tulsa College of Law in 1981. Ms. Kreie is a licensed attorney in Massachusetts and Oklahoma and a licensed real estate broker in Massachusetts.

    (f) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

    (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Company, and persons who own more than ten percent of the Company's outstanding common stock, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 1996, all filing requirements applicable to its officers and directors and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

     The Company's independent directors are entitled to receive total annual compensation of $9,000 plus reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. With the exception of John B. Watts III beginning in August 1996, the officers of the Company are also officers of PWPI and receive compensation from PWPI which indirectly relates to services to the Company. In addition, the Company is required to pay certain fees to the Advisor as described in Item 13.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    (a) As of the date hereof, no person of record owns or is known by the Registrant to own beneficially more than five percent of the outstanding shares of common stock of the Company.

    (b) The Directors and officers of the Company do not have any direct or indirect ownership of shares of the Company's common stock as of the date hereof.

    (c) There exists no arrangement, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and  Related Transactions

      Subject to the supervision of and pursuant to the general policies set by the Company's Board of Directors, assistance in managing the business of the Company is provided by PaineWebber Lease Advisor, L.P. (the "Advisor"), a
limited partnership comprised of ILM Lease Advisor, Inc., a Virginia corporation, and Properties Associates, L.P.("PA"), a Virginia limited partnership. ILM Lease Advisor, Inc. is a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). The sole general partner of Properties Associates, L.P. is PAM, Inc., which is a wholly-owned subsidiary of PWPI. In addition, the limited partners and holders of certain assignee interests of PA are or have been officers of PWPI. PWPI is a wholly owned subsidiary of
PaineWebber Incorporated ("PWI"). PWI is a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

      Under the Advisory Agreement, the Advisor has specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. The Advisor will receive a fee in an amount equal to 0.5% of the gross operating revenue of the facilities. The Advisor earned management fees totalling $86,000 for the year ended August 31, 1996. The Advisor and its affiliates are reimbursed for their direct expenses relating to the administration of the Company.

      An affiliate of the Advisor performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Company. Total costs incurred by this affiliate in providing these services are allocated among several entities, including the Company. Included in general and administrative expenses on the accompanying statement of income for the year ended August 31, 1996 is $73,000, representing reimbursements to this affiliate for providing such services to the Company.

      The Company retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the manager of the senior housing facilities pursuant to a Management Agreement which commenced on July 29, 1996. In November 1996, Lawrence A. Cohen, a director of the Company and President, Chief Executive Officer and Director of ILM, became Vice Chairman and Chief Financial Officer of Capital Senior Living Corp., an affiliate of Capital. As a result, the management contract with Capital is considered a related party transaction. Under the terms of the Agreement, Capital will earn a Base Management Fee equal to 4% of the Gross Operating Revenues of the senior housing facilities, as defined. Capital will also be eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly Net Cash Flow of the senior housing facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified Base Amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased annually based on the percentage increase in the Consumer Price Index. ILM has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Capital earned total management fees of $75,000 for August 1996 which is included in accounts payable - affiliates on the accompanying balance sheet as of August 31, 1996.

                                   PART IV



Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)    The following documents are filed as part of this report:

           (1) and (2)  Financial Statements and Schedules:

                   The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

           (3)     Exhibits:

                   The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

    (b) The Company filed a Current Report on Form 8-K dated July 29, 1996 reporting the termination of the property management agreement with Angeles Housing Concepts, Inc. and the retention of Capital Senior Management 2, Inc. as the new property manager.

    (c)    Exhibits:

                   See (a)(3) above.

    (d)    Financial Statement Schedules:

                   The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ILM I LEASE CORPORATION




                                          By: /s/ John B. Watts III
                                             ----------------------
                                             John B. Watts III
                                             President




                                          By: /s/ Timothy J. Medlock
                                              ----------------------
                                             Timothy J. Medlock
                                             Treasurer
                                             (functioning as chief financial
                                             and accounting officer)


Dated:  December 13, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.



By:/s/ Lawrence A. Cohen                        Date:December 13, 1996
   ----------------------------                      -----------------
   Lawrence A. Cohen
   Director



By:/s/ Jeffry R. Dwyer                          Date:December 13, 1996
   ----------------------------                      -----------------
   Jeffry R. Dwyer
   Director



By:/s/ John B. Watts III                        Date:December 13, 1996
   ----------------------------                      -----------------
   John B. Watts III
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

                           ILM I LEASE CORPORATION


                              INDEX TO EXHIBITS
                                                      Page Number in the Report
Exhibit No. Description of Document                   or Other Reference
-----------------------------------                   ------------------

(3) and (4) Registration Statement on Form 10        Filed with the Commission
            of the Registrant dated July 20, 1995,   pursuant to Rule 424(c)
            as supplemented.                         and incorporated herein by
                                                     reference.


(10)        Contracts regarding retention of Senior  Filed as Exhibits 1 and 2
            Capital Management 2, Inc. as property   to Current Report on Form
            manager                                  8-K dated July  29, 1996
                                                     and incorporated herein by
                                                     reference.


(13)        Annual Reports to Shareholders           No Annual Report for the
                                                     year ended August 31, 1996
                                                     has been sent to the
                                                     Shareholders.  An Annual
                                                     Report will be sent to the
                                                     Shareholders subsequent
                                                     to this filing.

(27)        Financial Data Schedule                  Filed as last page of EDGAR
                                                     submission  following
                                                     the Financial  Statements
                                                     and Financial Statements
                                                     Schedule required by
                                                     Item 14.

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a)(1) and (2) and 14(d)

                           ILM I LEASE CORPORATION

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                      Reference

ILM I Lease Corporation:

   Report of independent auditors                                         F-2

   Balance sheets as of August 31, 1996 and 1995                          F-3

   Statements of operations  for the year ended August 31, 1996
      and the period September 12, 1994 (inception) to August 31, 1995    F-4

   Statements  of changes in  shareholders'  equity for the year ended
      August 31, 1996 and the period  September 12, 1994 (inception)
      to August 31, 1995                                                  F-5

   Statements  of cash flows for the year ended  August 31,  1996
      and the period September 12, 1994 (inception) to August 31, 1995    F-6

   Notes to financial statements                                          F-7




   Financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS



The Shareholders of
ILM I Lease Corporation:

     We have audited the accompanying balance sheets of ILM I Lease Corporation as of August 31, 1996 and 1995, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended August 31, 1996 and the period September 12, 1994 (inception) to August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILM I Lease Corporation at August 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended August 31, 1996 and the period September 12, 1994 (inception) to August 31, 1995 in conformity with generally accepted accounting principles.





                                                        /S/ ERNST & YOUNG LLP
                                                        ---------------------
                                                        ERNST & YOUNG LLP


Boston, Massachusetts
December 13, 1996

                            ILM I LEASE CORPORATION

                                BALANCE SHEETS
                           August 31, 1996 and 1995
                   (In thousands, except per share amounts)

                                    ASSETS

                                                          1996       1995


Cash and cash equivalents                                $  2,185    $      -
Accounts receivable                                            77           -
Prepaid expenses and other assets                             267           -
                                                         --------    --------
      Total current assets                                  2,529           -

Furniture, fixtures and equipment                             261           -
Less:  accumulated depreciation                               (19)          -
                                                         ---------   --------
                                                              242           -

Deferred tax asset, net                                        26           -
                                                         --------    --------
                                                         $  2,797    $      -
                                                         ========    ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                    $    863    $      -
Real estate taxes payable                                     300           -
Accounts payable - affiliates                                 445           -
Security deposits                                               5           -
                                                        ---------    --------
      Total current liabilities                             1,613           -

Deferred rent payable                                         123           -
                                                        ---------    --------
      Total liabilities                                     1,736           -

Shareholders' equity:
  Common stock, $0.01 par value,
   20,000,000 shares authorized,
   7,519,430 shares issued and outstanding
   (15,000 shares issued and outstanding in 1995)              75           -
  Additional paid-in capital                                  625           1
  Retained earnings (deficit)                                 361          (1)
                                                         --------    --------
      Total shareholders' equity                            1,061           -
                                                         --------    --------
                                                         $  2,797    $      -
                                                         ========    ========










                            See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF OPERATIONS
                For the year ended August 31, 1996 and the period
                September 12, 1994 (inception) to August 31, 1995
                    (In thousands, except per share amounts)

                                                   1996              1995
                                                   ----              ----

Revenues:
  Rental and other income                         $ 17,227         $     -
  Interest income                                       58               -
                                                  --------         -------
                                                   17,285                -

Expenses:
  Master lease rent expense                         6,328                -
  Dietary salaries, wages and food
   service expenses                                 3,169                -
  Administrative salaries, wages and expenses       1,106                -
  Marketing salaries, wages and expenses              915                -
  Utilities                                           868                -
  Repairs and maintenance                             668                -
  Real estate taxes                                   811                -
  Property management fees                            944                -
  Other property operating expenses                 1,438                -
  General and administrative                          330                1
  Advisory fees                                        86                -
  Depreciation expense                                 19                -
                                                  -------          -------
                                                   16,682                1
                                                  -------          -------

Income (loss) before taxes                            603               (1)

Income tax expense (benefit):
  Current                                             267                -
  Deferred                                            (26)               -
                                                  -------          -------
                                                      241                -
                                                  -------          -------

Net income (loss)                                 $   362          $    (1)
                                                  =======          =======


Net income (loss) per share of common stock         $0.05           $(0.07)
                                                    =====           ======

The above net income (loss) per share of common stock is based upon the weighted average number of shares outstanding for the year ended August 31, 1996 and the period September 12, 1994 (inception) to August 31, 1995 (7,519,430 and 15,000, respectively).








                            See accompanying notes.

                             ILM I LEASE CORPORATION

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                For the year ended August 31, 1996 and the period
               September 12, 1994 (inception) to August 31, 1995
                    (In thousands, except per share amounts)


                                 Common Stock     Additional   Retained
                                $.01 Par Value    Paid-in      Earnings
                               Shares   Amount    Capital     (Deficit)   Total
                               ------   ------    -------     ---------   -----

Balance at September 12, 1994        -   $    -   $     -      $    -    $    -

Issuance of common stock        15,000        -         1           -         1

Net loss                             -        -         -          (1)       (1)
                             ---------   ------   -------      -------   ------

Balance at August 31, 1995      15,000        -         1          (1)        -

Issuance of common stock     7,504,430       75       624           -       699

Net income                           -        -         -         362       362
                             --------    -------  --------     ------    ------

Balance at August 31, 1996   7,519,430   $   75   $   625      $  361    $1,061
                             ==========  ======   =======      ======    ======
























                            See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
                For the year ended August 31, 1996 and the period
               September 12, 1994 (inception) to August 31, 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                             1996        1995
                                                             ----        ----
Cash flows from operating activities:
   Net income (loss)                                    $     362     $    (1)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities
     Depreciation expense                                      19           -
     Changes in assets and liabilities:
      Accounts receivable                                     (77)          -
      Prepaid expenses and other assets                      (267)          -
      Deferred tax asset, net                                 (26)          -
      Accounts payable and accrued expenses                   863           -
      Accounts payable - affiliates                           445           -
      Real estate taxes payable                               300           -
      Security deposits                                         5           -
      Deferred rent payable                                   123           -
                                                        ---------     -------
         Total adjustments                                  1,385           -
                                                        ---------     -------
         Net cash provided by (used in) operating
           activities                                       1,747          (1)

Cash flows from investing activities:
   Additions to furniture, fixtures and equipment            (261)          -
                                                        ---------     -------
         Net cash used in investing activities               (261)          -

Cash flows from financing activities:
   Proceeds from issuance of common stock                     699           1
                                                        ---------     -------
         Net cash provided by financing activities            699           1
                                                        ---------     -------

Net increase in cash and cash equivalents                   2,185           -

Cash and cash equivalents, beginning of period                  -           -
                                                        ---------     -------

Cash and cash equivalents, end of period                $  2,185      $     -
                                                        ========      =======

Supplemental disclosure:

Cash paid during the period for income taxes            $    317      $     -
                                                        =========     =======





                           See accompanying notes.

                           ILM I LEASE CORPORATION
                        Notes to Financial Statements


1.    Organization and Nature of Operations

      ILM I Lease Corporation ("the Company") was organized as a corporation on September 12, 1994 under the laws of the state of Virginia. Through August 31, 1995, the Company had no significant operations. The Company was formed by PaineWebber Independent Living Mortgage Fund, Inc. (ILM) to operate eight rental housing projects for independent senior citizens ("the Senior Housing Facilities") under a master lease arrangement. ILM initially made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Senior Housing Facilities between June 1989 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM were merged into ILM Holding, Inc. ("ILM Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement which was assigned to the Company as of September 1, 1995. As discussed further in Note 6, the management agreement with AHC was terminated in July 1996. ILM has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM's annual gross income must be Qualified Rental Income as defined by the Code. The rent paid by the residents of the Facilities likely would not be deemed to be Qualified Rental Income because of the extent of services provided to residents. Consequently, the operation of the Senior Housing Facilities by ILM or its subsidiaries over an extended period of time could adversely affect ILM's status as a REIT. Therefore, ILM formed the Company to operate the Senior Housing Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM common stock on September 1, 1995 (see Note 4). Because the Company, which is taxed as a regular C corporation, is no longer a subsidiary of ILM, it can receive service-related income without endangering the REIT status of ILM.

      The Company's sole business is the operations of the Senior Housing Facilities. The Company has initially leased the Senior Housing Facilities from ILM Holding, a majority-owned and consolidated affiliate of ILM which currently holds title to the Facilities, pursuant to a master lease which commenced on September 1, 1995 and expires on December 31, 1999 (see Note 5). The Company has entered into a property management agreement with Capital Senior Management 2, Inc. of Dallas, Texas ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. The management contract with Capital was executed in July 1996. In November 1996, Lawrence
   A. Cohen, a director of the Company and President, Chief Executive Officer and Director of ILM, became Vice Chairman and Chief Financial Officer of Capital Senior Living Corp., an affiliate of Capital. As a result, the management contract with Capital is considered a related party transaction (see Note 3).

2.    Use of Estimates and Summary of Significant Accounting Policies

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1996 and 1995 and revenues and expenses for the year ended August 31, 1996 and the period from September 12, 1994 (date of inception) to August 31, 1995. Actual results could differ from the estimates and assumptions used.

      Furniture, fixtures and equipment are carried at the lower of cost, reduced by accumulated depreciation, or fair value in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." Depreciation expense is provided on a straight-line basis using an estimated useful life of 3 years.

      Units at the Senior Housing Facilities are generally rented for terms of twelve months or less. The base rent charged varies depending on the unit size, with added fees collected for more than one occupant per unit and for assisted living services. Included in the amount of base rent charged are certain meals, housekeeping, medical and social services provided to the residents of each Facility.

      The Company rents the Facilities from ILM Holding pursuant to a multi-year operating lease. Rent expense is recognized on a straight-line basis over the term of the lease agreement. Deferred rent payable represents the difference between rent expense recognized on a straight-line basis and cash paid for rent pursuant to the terms of the lease agreement.

      The Company's policy is to expense all advertising costs as incurred.

      The cash and cash equivalents, receivables, accounts payable and accrued liabilities appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value as of August 31, 1996 due to the short-term maturities of these instruments.

      Income  tax  expense  is  provided  for  using the  liability  method as
   prescribed  by  Statement  of  Financial   Accounting  Standards  No.  109,
   "Accounting for Income Taxes."

      For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

3.    Related Party Transactions

      The Company has entered into an Advisory Agreement with PaineWebber Lease Advisor, L.P. ("the Advisor"), a Virginia limited partnership comprised of ILM Lease Advisor, Inc. as the general partner and Properties Associates, L.P. ("PA") as the limited partner. ILM Lease Advisor, Inc. is a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). The sole general partner of Properties Associates, L.P. is PAM, Inc., which is a wholly-owned subsidiary of PWPI. In addition, the limited partners and holders of certain assignee interests of PA are or have been officers of PWPI. PWPI is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), which is a subsidiary of Paine Webber Group, Inc. ("PaineWebber"). Subject to the supervision of and pursuant to the general policies set by the Company's Board of Directors, assistance in the managing of the business of the Company is provided by the Advisor. Under the Advisory Agreement, the Company engages the Advisor and the Advisor agrees to use its best efforts to manage the day-to-day affairs and operations of the Company and to provide administrative services and facilities appropriate for such management. The specific duties of the Advisor under the Advisory Agreement include recommending selections of providers of professional and specialized services and handling other managerial functions with respect to the Facilities. The Advisor is also obligated to provide office and clerical facilities adequate for the Company's operations and to provide, or obtain others to provide, accounting, custodial, funds collection and payment, stockholder communications, legal and other services necessary in connection with the Company's operations. The Advisory Agreement also obligates the Advisor to handle or arrange for the handling of the Company's financial and other records.

      Either party may terminate the Advisory Agreement at any time on or after January 1, 1996 on 90 days notice, and the Company may terminate the Advisory Agreement for cause at any time. The Advisor receives a base fee in an amount equal to 0.5% of the Gross Operating Revenues of the Facilities operated by the Company as compensation for its services. This fee amounted to $86,000 for the year ended August 31, 1996. In addition, an affiliate of the Advisor is entitled to reimbursement for expenses incurred in providing certain financial, accounting and investor communication services to the Company. Included in general and administrative expenses for the year ended August 31, 1996 is $73,000, representing reimbursements to this affiliate of the Advisor for providing such services to the Company. In performing its services under the Advisory Agreement, the Advisor is required to pay certain employment expenses of its personnel, certain expenses of employees and agents of the Advisor and of directors, officers and employees of the Company who are also employees of the Advisor or its affiliates, and certain of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. The Company is responsible for reimbursing out-of-pocket expenses of directors, officers and employees of the Company incurred by them exclusively in such capacity and for all other costs of its operations.

      ILM I Lease Corporation has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the property manager of the senior housing facilities pursuant to a Management Agreement which commenced on July 29, 1996. As discussed in Note 1, a director of the Company became an officer and director of Capital Senior Living Corp., an affiliate of Capital, subsequent to the commencement of the management agreement. Under the Management Agreement, Capital generally is required to perform all operational functions necessary to operate the Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordinating with the Company, leasing the individual units in the Facilities, maintaining bank accounts, maintaining books and records, advertising and marketing the Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Agreement, Capital will earn a Base Management Fee equal to 4% of the Gross Operating Revenues of the senior housing facilities, as defined. Capital will also be eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly Net Cash Flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified Base Amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased annually based on the percentage increase in the Consumer Price Index. PaineWebber Independent Living Mortgage Fund, Inc. has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Capital earned total management fees of $75,000 for August 1996 which is included in accounts payable - affiliates on the accompanying balance sheet as of August 31, 1996.

      Accounts payable - affiliates at August 31, 1996 also includes advances of $348,000 received from ILM Holding, primarily for the purchase of personal property to operate the Senior Housing Facilities.

4. Capital Stock

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

5. The Master Lease Agreement

      ILM Holding (the "Lessor") has leased the Senior Housing Facilities to the Company (the "Lessee") pursuant to a master lease which commenced on September 1, 1995. Under the terms of the master lease, which has a scheduled expiration date of December 31, 1999, the Lessor has the right to terminate the master lease as to any Facility sold as of the date of such sale. The master lease is accounted for as an operating lease in the Company's financial statements.

      Descriptions of the properties covered by the master lease between the Company and ILM Holding are summarized as follows:

                                                     Rentable     Date of
            Name                      Location       Units    Construction (1)
            ----                      --------       -----    ----------------

      Independence Village of
           East Lansing             East Lansing, M      159      May 1989
      Independence Village of
           Winston-Salem            Winston-Salem, NC    156      February 1989
      Independence Village of
           Raleigh                  Raleigh, NC          163      March 1991
      Independence Village of
           Peoria                   Peoria, IL           164      November 1990
      Crown Pointe Apartments       Omaha, NE            133      August 1985
      Sedgwick Plaza Apartments     Wichita, KS          150      May 1985
      West Shores                   Hot Springs, AR      134      June 1987
      Villa Santa Barbara  (2)      Santa Barbara, CA    123      June 1979

           (1)Date initial construction was completed.

           (2)The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation. The Company has entered into an agreement with ILM II Lease Corporation regarding such joint tenancy. ILM II Lease Corporation was formed for similar purposes as the Company by an affiliated REIT, PaineWebber Independent Living Mortgage Inc. II, whose indirect subsidiary owns a portion of the Villa Santa Barbara property. The portion of the Facility leased by the Company represents 25% of the total project.


      Terms of the Master Lease Agreement
      -----------------------------------

      During the term of the master lease, the Company is obligated to pay annual base rent ("Base Rent") for the Facilities. For calendar year 1995, the annual Base Rent was $5,886,000 (prorated according to the date of commencement of the master lease), allocated as follows: $896,156 for the Michigan Facility, $566,914 for the Winston-Salem, North Carolina Facility, $1,017,659 for the Raleigh, North Carolina Facility, $892,600 for the Illinois Facility, $893,918 for the Nebraska Facility, $855,702 for the Kansas Facility, $623,984 for the Arkansas Facility, and $139,067 for the California Facility. For calendar year 1996 and subsequent years, the annual Base Rent will be $6,364,800, allocated as follows: $969,054 for the Michigan Facility, $613,030 for the Winston-Salem, North Carolina Facility, $1,100,441 for the Raleigh, North Carolina Facility, $965,209 for the Illinois Facility, $966,634 for the Nebraska Facility, $925,310 for the Kansas Facility, $674,742 for the Arkansas Facility, and $150,380 for the California Facility. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities ("Additional Rent"). ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. In addition, beginning in January 1997 and for the remainder of the lease term, the Company will also be obligated to pay variable rent ("Variable Rent") for each Facility. Such Variable Rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $16,996,000.

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


6. Contingencies

      A management agreement between ILM Holding and AHC which covered the management of all eight Senior Housing Facilities was assigned to the Company effective September 1, 1995. On July 29, 1996, the Company and ILM Holding ("the Companies") terminated the property management agreement with AHC. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM Holding allege that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. ILM guaranteed the payment of the termination fee at issue in these proceedings. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The eventual outcome of this termination dispute cannot presently be determined. Accordingly, no provision for any liability which might result from the outcome of this matter has been recorded in the accompanying financial statements.


7. Federal Income Taxes

      The Company is taxable as a regular C corporation and, therefore, its income is subject to tax at the federal and state levels. The Company reports on a calendar year for tax purposes. Income taxes at the appropriate statutory rates have been provided for in the accompanying financial statements.

      Deferred income tax benefit reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of August 31, 1996 are comprised of the following amounts (in thousands):

            Deferred tax asset - straight-line rent expense         $ 49
            Deferred tax liability - tax over book amortization       23
                                                                    ----
                 Net deferred tax asset                             $ 26
                                                                    ====

      The components of income tax expense (benefit) for fiscal 1996 are as follows (in thousands):

            Current:
              Federal              $    227
              State                      40
                                   --------
                 Total current          267
                                   --------

            Deferred:
              Federal                   (22)
              State                      (4)
                                   --------
                 Total deferred         (26)
                                   --------
                                   $    241
                                   ========

      The reconciliation of income tax computed at U.S. federal statutory rates to income tax expense is as follows (in thousands):

            Tax at U.S. statutory rates           $   205         34%
            State income taxes, net
              of federal tax benefit                   36          6%
                                                  -------         ---
                                                  $   241         40%
                                                  =======         ===