Form 10-Q
period 1996-11-30
ILM I LEASE CORP
filed 1997-01-21
CIK 932091

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------


                                   FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                     ----

Shares on common stock outstanding as of November 30, 1996: 7,519,430. The aggregate sales price of the shares sold was $700,000. This does not reflect market value. There is no current market for these shares.

                            ILM I LEASE CORPORATION

                                BALANCE SHEETS
              November 30, 1996 and August 31, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS

                                                November 30   August 31
                                                -----------   ---------

Cash and cash equivalents                        $  2,126      $  2,185
Accounts receivable                                   107            77
Prepaid expenses and other assets                     120           267
                                                 --------      --------
      Total current assets                          2,353         2,529

Furniture, fixtures and equipment                     269           261
Less:  accumulated depreciation                       (28)          (19)
                                                 --------      --------
                                                      241           242

Deferred tax asset, net                                17            26
                                                 --------      --------
                                                 $  2,611      $  2,797
                                                 ========      ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses            $    530      $    863
Real estate taxes payable                             264           300
Accounts payable - affiliates                         451           445
Security deposits                                       5             5
                                                 --------      --------
      Total current liabilities                     1,250         1,613

Deferred rent payable                                 114           123
                                                 --------      --------
      Total liabilities                             1,364         1,736

Shareholders' equity                                1,247         1,061
                                                 --------      --------
                                                 $  2,611      $  2,797
                                                 ========      ========


















                            See accompanying notes.

                             ILM I LEASE CORPORATION

                              STATEMENTS OF INCOME
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                    (In thousands, except per share amounts)



                                            1996              1995
                                            ----              ----
Revenues:
  Rental and other income                $ 4,400           $ 4,229
  Interest income                             22                 7
                                         -------           -------
                                           4,422             4,236

Expenses:
  Master lease rent expense                1,582             1,582
  Dietary salaries, wages and food
     service expenses                        829               737
  Administrative salaries, wages
      and expenses                           286               253
  Marketing salaries, wages and expenses     207               224
  Utilities                                  203               191
  Repairs and maintenance                    152               143
  Real estate taxes                          214               199
  Property management fees                   207               233
  Other property operating expenses          370               321
  General and administrative                  31                30
  Advisory fees                               22                21
  Depreciation expense                         9                 -
                                         -------           -------
                                           4,112             3,934
                                         -------           -------

Income before taxes                          310               302

Income tax expense (benefit):
  Current                                    115               159
  Deferred                                     9               (38)
                                         -------          --------
                                             124               121
                                         -------          --------

Net income                               $   186          $    181
                                         =======          ========


Earnings per share of common stock         $0.02             $0.02
                                           =====             =====

The above earnings per share of common stock is based upon the 7,519,430 shares outstanding for each period.







                            See accompanying notes.

                             ILM I LEASE CORPORATION

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       For the three months ended November 30, 1996 and 1995 (Unaudited)
                                 (In thousands)



                                Common Stock    Additional
                                $.01 Par Value  Paid-in     Accumulated
                               Shares  Amount   Capital     Earnings     Total
                               ------  ------   -------     --------     -----

Balance at August 31, 1995         15   $  -     $   1      $   (1)     $    -

Issuance of common stock        7,504     75       624           -         699

Net income                          -      -         -         181         181
                               ------   ----     -----      ------      ------

Balance at November 30, 1995    7,519   $  75    $ 625      $  180      $  880
                                =====   =====    =====      ======      ======

Balance at August 31, 1996      7,519   $  75    $ 625      $  361      $1,061

Net income                          -       -        -         186         186
                                -----   -----    -----      ------      ------

Balance at November 30, 1996    7,519   $  75    $ 625      $  547      $1,247
                               ======   =====    =====      ======      =======























                            See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                             1996        1995
                                                             ----        ----
Cash flows from operating activities:
   Net income                                              $  186     $   181
   Adjustments to reconcile net income to
    net cash (used in) provided by operating activities
     Depreciation expense                                       9           -
     Changes in assets and liabilities:
      Accounts receivable                                     (30)        (33)
      Prepaid expenses and other assets                       147        (165)
      Deferred tax asset, net                                   9         (39)
      Income taxes payable                                      -         166
      Accounts payable and accrued expenses                  (333)        578
      Accounts payable - affiliates                             6          21
      Real estate taxes payable                               (36)          -
      Deferred rent payable                                    (9)        110
                                                           ------      ------
         Total adjustments                                   (237)        638
                                                           ------      ------
         Net cash (used in) provided by
           operating activities                               (51)        819

Cash flows from investing activities:
   Additions to furniture, fixtures and equipment              (8)          -
                                                           ------      ------
         Net cash used in investing activities                 (8)          -

Cash flows from financing activities:
   Proceeds from issuance of common stock                       -         699
                                                           ------      ------
         Net cash provided by financing activities              -         699
                                                           ------      ------

Net (decrease) increase in cash and cash equivalents          (59)      1,518

Cash and cash equivalents, beginning of period              2,185           -
                                                           ------      ------

Cash and cash equivalents, end of period                   $2,126      $1,518
                                                           ======      ======

Supplemental disclosure:

Cash paid during the period for income taxes               $   -       $    -
                                                           =====       ======










                           See accompanying notes.

                           ILM I LEASE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.  General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in the Company's Annual Report for the year ended August 31, 1996. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1996 and August 31, 1996 and revenues and expenses for each of the three month periods ended November 30, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

2. The Master Lease Agreement

      The Company was formed by PaineWebber Independent Living Mortgage Fund, Inc. ("ILM") to operate eight rental housing projects for independent senior citizens ("the Senior Housing Facilities") under a master lease arrangement. ILM has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM's annual gross income must be Qualified Rental Income as defined by the Code. The rent paid by the residents of the Facilities likely would not be deemed to be Qualified Rental Income because of the extent of services provided to residents. Consequently, the operation of the Facilities by ILM or its subsidiaries over an extended period of time could adversely affect ILM's status as a REIT. Therefore, ILM formed the Company to operate the Senior Housing Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM common stock on September 1, 1995. Because the Company, which is taxed as a regular C corporation, is no longer a subsidiary of ILM, it can receive service-related income without endangering the REIT status of ILM.

     The Company's sole business is the operation of the Senior Housing Facilities. The Company has initially leased the Senior Housing Facilities from ILM Holding, Inc. ("ILM Holding"), a majority-owned and consolidated subsidiary of ILM which currently holds title to the Facilities, pursuant to a master lease which commenced on September 1, 1995 and expires on December 31, 1999. The Company has entered into a property management agreement with Capital Senior Management 2, Inc. of Dallas, Texas ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. The management contract with Capital was executed in July 1996. In November 1996, Lawrence
   A. Cohen, a Director of the Company and President, Chief Executive Officer and Director of ILM, also became Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, the management contract with Capital is considered a related party transaction (see Note 3).

      Descriptions of the properties covered by the master lease between the Company and ILM Holding are summarized as follows:

                                                                                        Date of
            Name                                  Location            Rentable Units    Construction (1)
            ----                                  --------            --------------    ----------------
      Independence Village of East Lansing        East Lansing, MI       159             May 1989
      Independence Village of Winston-Salem       Winston-Salem, NC      156             February 1989
      Independence Village of Raleigh             Raleigh, NC            163             March 1991
      Independence Village of Peoria              Peoria, IL             164             November 1990
      Crown Pointe Apartments                     Omaha, NE              133             August 1985
      Sedgwick Plaza Apartments                   Wichita, KS            150             May 1985
      West Shores                                 Hot Springs, AR        134             June 1987
      Villa Santa Barbara  (2)                    Santa Barbara, CA      123             June 1979


      (1)   Date initial construction was completed.

      (2)The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation. The Company has entered into an agreement with ILM II Lease Corporation regarding such joint tenancy. ILM II Lease Corporation was formed for similar purposes as the Company by an affiliated REIT, PaineWebber Independent Living Mortgage Inc. II, whose subsidiary owns a portion of the Villa Santa Barbara property. The portion of the Facility leased by the Company represents 25% of the total project.

      Terms of the Master Lease Agreement
      -----------------------------------

      During the term of the master lease, the Company is obligated to pay annual base rent ("Base Rent") for the Facilities. For calendar year 1995, the annual Base Rent was $5,886,000 (prorated according to the date of commencement of the master lease), allocated as follows: $896,156 for the Michigan Facility, $566,914 for the Winston-Salem, North Carolina Facility, $1,017,659 for the Raleigh, North Carolina Facility, $892,600 for the Illinois Facility, $893,918 for the Nebraska Facility, $855,702 for the Kansas Facility, $623,984 for the Arkansas Facility, and $139,067 for the California Facility. For calendar year 1996 and subsequent years, the annual Base Rent will be $6,364,800, allocated as follows: $969,054 for the Michigan Facility, $613,030 for the Winston-Salem, North Carolina Facility, $1,100,441 for the Raleigh, North Carolina Facility, $965,209 for the Illinois Facility, $966,634 for the Nebraska Facility, $925,310 for the Kansas Facility, $674,742 for the Arkansas Facility, and $150,380 for the California Facility. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities ("Additional Rent"). ILM Holding, as the Lessor, is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. In addition, beginning in January 1997 and for the remainder of the lease term, the Company will also be obligated to pay variable rent ("Variable Rent") for each Facility. Such Variable Rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $16,996,000.

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

3.    Related Party Transactions

      The Advisor receives a base fee in an amount equal to 0.5% of the Gross Operating Revenues of the Facilities operated by the Company as compensation for its services. This fee amounted to $22,000 and $21,000 for the three-month periods ended November 30, 1996 and 1995, respectively. In addition, an affiliate of the Advisor is entitled to reimbursement for expenses incurred in providing certain financial, accounting and investor communication services to the Company. Included in general and administrative expenses for the three months ended November 30, 1996 and 1995 is $19,000 and $13,000, respectively, representing reimbursements to this affiliate of the Advisor for providing such services to the Company.

      The Company has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. The initial term of the Management Agreement expires on December 31, 1999, which coincides with the expiration of the master lease agreement between the Company and ILM Holding described in Note 2. Under the terms of the Management Agreement, in the event that the master lease agreement is extended beyond December 31, 1999, the Management Agreement will be extended as well, but not beyond July 29, 2001. Effective in November 1996, Lawrence
   A. Cohen, a Director of the Company and President, Chief Executive Officer and Director of ILM, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. Under the terms of the Agreement, Capital will earn a Base Management Fee equal to 4% of the Gross Operating Revenues of the Senior Housing Facilities, as defined. Capital will also be eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly Net Cash Flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified Base Amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased based on the percentage increase in the Consumer Price Index. ILM has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Capital earned total management fees of $207,000 for the three months ended November 30, 1996.

      Accounts payable - affiliates at November 30, 1996 and August 31, 1996 includes advances of $356,000 and $348,000, respectively, received from ILM Holding, primarily for the purchase of personal property to operate the Senior Housing Facilities. The remaining balance of accounts payable - affiliates at November 30, 1996 consists of management fees payable to Capital of $73,000 and advisory fees payable to the Advisor of $22,000. The remaining balances of accounts payable - affiliates at August 31, 1996 consists of management fees of $76,000 payable to Capital and advisory fees payable to the Advisor of $21,000.

4. Contingencies

     A management agreement between ILM Holding and Angeles Housing Concepts, Inc. ("AHC") which covered the management of all eight Senior Housing Facilities was assigned to the Company effective September 1, 1995. On July 29, 1996, the Company and ILM Holding ("the Companies") terminated the property management agreement with AHC. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM Holding allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, and recovery of attorney's fees and expenses. ILM has guaranteed the payment of the termination fee at issue in these proceedings. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The eventual outcome of this termination dispute cannot presently be determined. Accordingly, no provision for any liability which might result from the outcome of this matter has been recorded in the accompanying financial statements.

5. Federal Income Taxes

      The Company is taxable as a regular C corporation and, therefore, its income is subject to tax at the federal and state levels. The Company reports on a calendar year for tax purposes. Income taxes at the appropriate statutory rates have been provided for in the accompanying financial statements.

      Deferred income tax expense (benefit) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of November 30, 1996 and August 31, 1996 are comprised of the following amounts (in thousands):

                                                        November 30   August 31
                                                        -----------   ---------

      Deferred tax asset - straight-line rent expense      $   45      $   49
      Deferred tax liability - tax over book amortization      28          23
                                                           ------      ------
                 Net deferred tax asset                    $   17      $   26
                                                           ======      ======

      The components of income tax expense (benefit) for the three months ended November 30, 1996 and 1995 are as follows (in thousands):

                                                    1996      1995
                                                    ----      ----

            Current:
              Federal                              $  98    $  135
              State                                   17        24
                                                   -----    ------
                 Total current                       115       159
                                                   -----    ------

            Deferred:
              Federal                                  7       (32)
              State                                    2        (6)
                                                   -----    ------
                 Total deferred                        9       (38)
                                                   -----    ------
                                                   $ 124    $  121
                                                   =====    ======

      The reconciliation of income tax computed at U.S. federal statutory rates to income tax expense is as follows (in thousands):

                                               1996                   1995
                                           ------------          -------------

            Tax at U.S. statutory rates    $ 105    34%          $  103    34%
            State income taxes, net
              of federal tax benefit          19     6%              18     6%
                                           -----    ---          ------    ---
                                           $ 124    40%          $  121    40%
                                           =====    ===          ======    ===

                           ILM I LEASE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      ILM I Lease Corporation (the "Company") was formed by PaineWebber Independent Living Mortgage Fund, Inc. ("ILM"), a publicly-held, non-traded Real Estate Investment Trust ("REIT"), for the purpose of operating eight Senior Housing Facilities under the terms of a master lease agreement. ILM contributed $700,000 in return for all of the issued and outstanding shares of the Company's common stock. ILM has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM's annual gross income must be Qualified Rental Income as defined by the Code. The rent paid by the residents of the Facilities likely would not be deemed to be Qualified Rental Income because of the extent of services provided to residents. Consequently, the operation of the Facilities by ILM or its subsidiaries over an extended period of time could adversely affect ILM's status as a REIT. Therefore, ILM formed the Company to operate the Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM common stock on September 1, 1995. Because the Company, which is taxed as a regular C corporation, is no longer a subsidiary of ILM, it can receive service-related income without endangering the REIT status of ILM.

      The Company's sole business is the operation of the Senior Housing Facilities. The Company has initially leased the Senior Housing Facilities from ILM Holding, Inc. ("ILM Holding"), a majority-owned and consolidated subsidiary of ILM which currently holds title to the Facilities, pursuant to a master lease which commenced on September 1, 1995 and expires on December 31, 1999. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, the Company is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, the Company will also be obligated to pay variable rent for each Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $16,996,000.

       On July 29, 1996, the Company and ILM Holding ("the Companies") terminated the property management agreement with AHC covering the eight Senior Housing Facilities leased by the Company. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM Holding allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, and recovery of attorney's fees and expenses. ILM has guaranteed the payment of the termination fee at issue in these proceedings. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The eventual outcome of this termination dispute cannot presently be determined. Accordingly, no provision for any liability which might result from the outcome of this matter has been recorded in the accompanying financial statements.

       Subsequent to terminating the management agreement with AHC, the Company retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the new manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. The initial term of the Management Agreement expires on December 31, 1999, which coincides with the expiration of the master lease agreement between the Company and ILM Holding described above. Under the terms of the Management Agreement, in the event that the master lease agreement is extended beyond December 31, 1999, the Management Agreement will be extended as well, but not beyond July 29, 2001. Effective in November 1996, Lawrence A. Cohen, a Director of the Company and President, Chief Executive Officer and Director of ILM, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. Under the terms of the Agreement, Capital will earn a Base Management Fee equal to 4% of the Gross Operating Revenues of the Senior Housing Facilities, as defined. Capital will also be eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly Net Cash Flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified Base Amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased based on the percentage increase in the Consumer Price Index. ILM has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

      The eight properties which the Company leases from ILM Holding averaged 92% occupancy for the quarter ended November 30, 1996. Current annualized operating income levels are sufficient to cover the base master lease payments at their current annual level of $6,364,800, which will remain in effect throughout the remaining term of the lease. As noted above, the master lease also provides for the payment of variable rent beginning in January 1997. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above. Accordingly, the Company expects that it will owe variable rent payments to ILM Holding in fiscal 1997. Further improvements in operating income levels are expected upon the successful implementation of several new programs by the new property management company. At many properties, the management company is exploring the potential to increase the number of rentable units by asking the facility managers to move off site. The increased rental revenue is expected to more than offset any additional costs of housing the managers and providing 24-hour coverage at the front desk. The live-in assistant manager positions at several properties are also being eliminated, which will increase the number of rentable units. In addition, the management company is in the process of implementing new marketing plans at several of the properties.
Management of the Company and ILM are currently reviewing annual operating budgets and capital expenditure plans with the new property management team, which include an ongoing program to replace air-conditioning units at the Santa Barbara facility and a potential program to upgrade the overall appearance of the Sedgwick Plaza property.

      As discussed in the Annual Report, the road adjacent to the Raleigh facility is being improved, and the county Department of Transportation has requested a temporary construction easement on the property. Although the easement will not directly affect the operation of the facility, it will likely result in the removal of several trees that currently provide a buffer between the building and the road. Negotiations are currently underway to minimize the removal of trees and to secure a settlement from the county that will pay for installing a new landscape buffer upon the completion of the roadway construction.

      At November 30, 1996, the Company had cash and cash equivalents of $2,126,000. Such amounts will be used for the Company's working capital requirements. As noted above, under the terms of the master lease the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal 1996. The Company intends to review this policy during fiscal 1997, subsequent to the commencement of the variable rent payments discussed further above, and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the master lease payments to ILM Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

Results of Operations
Three Months Ended November 30, 1996
------------------------------------

      The Company's net income increased by $5,000 for the three months ended November 30, 1996 when compared to the same period in the prior year. The increase in net income is primarily the result of an increase in rental income from the Senior Housing Facilities of $171,000. The increase in rental income is primarily due to a slight increase in the portfolio's average occupancy level from 91% for the first quarter of fiscal 1996 to 92% for the current quarter. In addition, interest income increased by $15,000 due to an increase in the average balance of invested cash equivalents during the current quarter. The increases in rental income and interest income were offset by an increase in operating expenses of $178,000. The increase in operating expenses was mainly due to an increase of $92,000 in dietary salaries, wages and food service expenses primarily associated with the improvement in the portfolio occupancy level discussed further above. Increases in other property operating expenses and administrative salaries, wages and expenses of $49,000 and $33,000, respectively, also contributed to the overall increase in operating expenses. Income tax expense increased by $3,000 due to the increase in net operating income.

                                   PART II
                              Other Information


Item 1. Legal Proceedings

     The status of the litigation involving the Company, ILM Holding, Inc. and Angeles Housing Concepts, Inc. remains unchanged from what was reported in the Company's Annual Report on Form 10-K for the year ended August 31, 1996.


Item 2. through 5. NONE


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:     NONE

(b)  Reports on Form 8-K:   NONE

                           ILM I LEASE CORPORATION





                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            By: ILM LEASE CORPORATION



                              By: /s/ Timothy J. Medlock
                                  ----------------------
                                  Timothy J. Medlock
                                  Treasurer





Dated:  January 21, 1997