Form 10-Q
period 1997-05-31
ILM I LEASE CORP
filed 1997-07-21
CIK 932091

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------


                                   FORM 10-Q


    |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1997

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from  _____  to  ____ .


                            Commission File Number    :  0-25878


                           ILM I LEASE CORPORATION
                           -----------------------
            (Exact name of registrant as specified in its charter)


             Virginia                                       04-3248637
             --------                                       ----------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)



265 Franklin Street, Boston, MA                                    02110
-------------------------------                                    -----
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code (800) 225-1174
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes |X|     No |_|.

Shares on common stock outstanding as of May 31, 1997: 7,519,430. The aggregate sales price of the shares sold was $700,000. This does not reflect market value. There is no current market for these shares.

                            ILM I LEASE CORPORATION

                                BALANCE SHEETS
                 May 31, 1997 and August 31, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS

                                                         May 31      August 31
                                                         ------      ---------

Cash and cash equivalents                               $   2,154    $  2,185
Accounts receivable                                           245          77
Prepaid expenses and other assets                             149         267
                                                        ---------    --------
      Total current assets                                  2,548       2,529

Furniture, fixtures and equipment                             434         261
Less:  accumulated depreciation                               (56)        (19)
                                                        ---------    --------
                                                              378         242

Deferred tax asset, net                                         -          26
                                                        ---------    --------
                                                        $   2,926    $  2,797
                                                        =========    ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                   $     883    $    863
Real estate taxes payable                                     345         300
Accounts payable - affiliates                                 395         445
Security deposits                                               5           5
                                                        ---------    --------
      Total current liabilities                             1,628       1,613

Deferred tax liability, net                                     2           -
Deferred rent payable                                          95         123
                                                        ---------    --------
      Total liabilities                                     1,725       1,736

Shareholders' equity                                        1,201       1,061
                                                        ---------    --------
                                                        $   2,926    $  2,797
                                                        =========    ========
















                            See accompanying notes.

                             ILM I LEASE CORPORATION

                              STATEMENTS OF INCOME
      For the three and nine months ended May 31, 1997 and 1996 (Unaudited)
                    (In thousands, except per share amounts)


                                    Three Months Ended      Nine Months Ended
                                          May 31,                 May 31,
                                    ------------------      -----------------
                                     1997       1996        1997        1996
                                     ----       ----        ----        ----

Revenues:
  Rental and other income         $ 4,568     $ 4,331     $13,394     $12,871
  Interest income                      24          17          62          42
                                  -------     -------     -------     -------
                                    4,592       4,348      13,456      12,913

Expenses:
  Master lease rent expense         1,710       1,582       4,945       4,746
  Dietary salaries, wages
    and food service expenses         881         765       2,532       2,294
  Administrative salaries,
    wages and expenses                322         253         918         807
  Marketing salaries, wages
    and expenses                      216         217         653         650
  Utilities                           191         218         620         632
  Repairs and maintenance             163         177         475         493
  Real estate taxes                   193         207         616         607
  Property management fees            222         239         637         709
  Other property operating expenses   350         346       1,108       1,053
  General and administrative          438          35         615          89
  Advisory fees                        23          22          67          64
  Depreciation expense                 14           -          37           -
                                  -------     -------     -------     -------
                                    4,723       4,061      13,223      12,144
                                  -------     -------     -------     -------
Income (loss) before taxes           (131)        287         233         769

Income tax expense (benefit):
  Current                             (61)        127          65         343
  Deferred                              9         (12)         28         (36)
                                  -------     -------     -------     -------
                                      (52)        115          93         307
                                  -------     -------     -------     -------
Net income (loss)                 $   (79)    $   172     $   140     $   462
                                  =======     =======     =======     =======


Earnings (loss) per share
   of common stock                 $(0.01)      $0.02       $0.02       $0.06
                                   ======       =====       =====       =====

The above earnings (loss) per share of common stock is based upon the 7,519,430 shares outstanding for each period.







                            See accompanying notes.

                             ILM I LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           For the nine months ended May 31, 1997 and 1996 (Unaudited)
                                 (In thousands)


                             Common Stock       Additional
                            $.01 Par Value      Paid-in     Accumulated
                           Shares     Amount    Capital     Earnings     Total
                           ------     ------    -------     --------     -----

Balance at August 31, 1995     15     $   -     $   1       $   (1)     $     -

Issuance of common stock    7,504        75       624            -          699

Net income                      -         -         -          462          462
                            -----     -----     -----       ------      -------

Balance at May 31,  1996    7,519     $  75     $ 625       $  461      $ 1,161
                            =====     =====     =====       ======      =======

Balance at August 31, 1996  7,519     $  75     $ 625       $  361      $ 1,061

Net income                      -         -         -          140          140
                            -----     -----     -----       ------      -------

Balance at May 31, 1997     7,519     $  75     $ 625       $  501      $ 1,201
                            =====     =====     =====       ======      =======





























                            See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1997        1996
                                                            ----        ----

Cash flows from operating activities:
   Net income                                            $    140     $   462
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation expense                                      37           -
     Changes in assets and liabilities:
      Accounts receivable                                    (168)       (148)
      Prepaid expenses and other assets                       118        (168)
      Deferred tax asset, net                                  26         (36)
      Accounts payable and accrued expenses                    20         518
      Accounts payable - affiliates                           (50)         22
      Real estate taxes payable                                45         338
      Deferred rent payable                                   (28)        132
      Deferred tax liability                                    2           -
      Income taxes payable                                      -         307
                                                         --------     -------
         Total adjustments                                      2         965
                                                         --------     -------
         Net cash provided by operating activities            142       1,427

Cash flows from investing activities:
   Additions to furniture, fixtures and equipment            (173)          -
                                                         --------     -------
         Net cash used in investing activities               (173)          -

Cash flows from financing activities:
   Proceeds from issuance of common stock                       -         699
                                                         --------     -------
         Net cash provided by financing activities              -         699
                                                         --------     -------

Net (decrease) increase in cash and cash equivalents          (31)      2,126

Cash and cash equivalents, beginning of period              2,185           -
                                                         --------     -------

Cash and cash equivalents, end of period                 $  2,154     $ 2,126
                                                         ========     =======

Supplemental disclosure:

Cash paid during the period for income taxes             $    110     $   274
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1997 and August 31, 1996 and revenues and expenses for each of the three- and nine-month periods ended May 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

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

        At a meeting of the ILM Board on January 10, 1997, the Advisor recommended the immediate sale of the senior housing facilities held by ILM and an affiliated entity, PaineWebber Independent Living Mortgage Inc. II ("ILM2"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the shareholders a "floor" price. The Advisor also stated that if PaineWebber purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM in evaluating the Advisor's proposal, a disinterested, independent investment banker with expertise in healthcare REITs and independent/assisted living financings was engaged. Following a comprehensive analysis, the investment banker recommended that ILM decline the Advisor's proposal and instead investigate expansion and restructuring alternatives. After analyzing the Advisor's proposal and the recommendations and other information provided by the independent investment banker, the Boards of ILM and ILM2 voted unanimously to decline the Advisor's proposal and to explore the alternatives recommended by the independent investment banker. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" value of ILM and ILM2 and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate ILM and ILM2 on the suggested terms three years prior to their scheduled termination date.

        The Advisor had indicated to the Board in its January 10, 1997 proposal that it would not wish to continue to serve as advisor to ILM, ILM2 and their affiliates if they declined to accept the Advisor's proposal. ILM and ILM2 have accepted the resignation of the Advisor, effective as of June 18, 1997. The Advisor has agreed to continue to provide certain administrative services to ILM, ILM2 and their affiliates through August 31, 1997, pursuant to the terms of a transition services agreement to be entered into with ILM, ILM2 and their affiliates. The Company, ILM, ILM2 and their affiliates have also accepted, effective as of June 18, 1997, the resignations of those officers and directors who are employees of or otherwise affiliated with the Advisor or its affiliates. ILM and ILM2 are currently evaluating various strategic alternatives, including the possibility of becoming self-managed.

        In addition, the Company and ILM continue to review various restructuring alternatives. The Company and ILM are analyzing a merger of ILM with ILM Holding and are also considering possibly merging ILM with ILM2 and the Company with ILM II Lease Corporation. In addition, ILM is exploring listing its shares on an exchange or, alternatively, having them trade through NASDAQ. The independent investment banker is also in the process of developing a new reorganization proposal. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the shareholders. There can be no assurance that the Company will recommend taking any of such actions.

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

      Descriptions of the properties covered by the master lease between the Company and ILM Holding are summarized as follows:

                                                                        Rentable         Date of
            Name                                Location                Units (1)        Construction (2)
            ----                                --------                ---------        ----------------

      Independence Village of East Lansing        East Lansing, MI       161             May 1989
      Independence Village of Winston-Salem       Winston-Salem, NC      159             February 1989
      Independence Village of Raleigh             Raleigh, NC            164             March 1991
      Independence Village of Peoria              Peoria, IL             165             November 1990
      Crown Pointe Apartments                     Omaha, NE              135             August 1985
      Sedgwick Plaza Apartments                   Wichita, KS            150             May 1985
      West Shores                                 Hot Springs, AR        136             June 1987
      Villa Santa Barbara  (3)                    Santa Barbara, CA      125             June 1979


       (1)    The number of rentable  units has been adjusted to account for the
              new  property   management   team's  current  program  of  placing
              non-rental units back into service.

       (2)    Date initial construction was completed.

       (3) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation. The Company has entered into an agreement with ILM II Lease Corporation regarding such joint tenancy. ILM II Lease Corporation was formed for similar purposes as the Company by an affiliated REIT, PaineWebber Independent Living Mortgage Inc. II, a subsidiary of which owns a portion of the Villa Santa Barbara property. The portion of the Facility leased by the Company represents 25% of the total project.

      Terms of the Master Lease Agreement

      During the term of the master lease, the Company is obligated to pay annual base rent ("Base Rent") for the Facilities. For calendar year 1995, the annual Base Rent was $5,886,000 (prorated according to the date of commencement of the master lease), allocated as follows: $896,156 for the Michigan Facility, $566,914 for the Winston-Salem, North Carolina Facility, $1,017,659 for the Raleigh, North Carolina Facility, $892,600 for the Illinois Facility, $893,918 for the Nebraska Facility, $855,702 for the Kansas Facility, $623,984 for the Arkansas Facility, and $139,067 for the California Facility. For calendar year 1996 and subsequent years, the annual Base Rent will be $6,364,800, allocated as follows: $969,054 for the Michigan Facility, $613,030 for the Winston-Salem, North Carolina Facility, $1,100,441 for the Raleigh, North Carolina Facility, $965,209 for the Illinois Facility, $966,634 for the Nebraska Facility, $925,310 for the Kansas Facility, $674,742 for the Arkansas Facility, and $150,380 for the California Facility. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities ("Additional Rent"). ILM Holding, as the Lessor, is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. In addition, beginning in the second quarter of fiscal 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent ("Variable Rent") for each Facility. Such Variable Rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $16,996,000. Variable rent amounted to $199,000 for the six months ended May 31, 1997.

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

3.    Related Party Transactions

      The Advisor receives a base fee in an amount equal to 0.5% of the Gross Operating Revenues of the Facilities operated by the Company as compensation for its services. This fee amounted to $67,000 and $64,000 for the nine-month periods ended May 31, 1997 and 1996, respectively. In addition, an affiliate of the Advisor is entitled to reimbursement for expenses incurred in providing certain financial, accounting and investor communication services to the Company. Included in general and administrative expenses for the nine months ended May 31, 1997 and 1996 is $58,000 and $35,000, respectively, representing reimbursements to this affiliate of the Advisor for providing such services to the Company.

      As discussed in Note 1, ILM and ILM2 have accepted the resignation of the Advisor effective as of June 18, 1997. The Company, ILM and ILM2 and their affiliates and the Advisor intend to enter into a transition services agreement pursuant to which the Advisor would continue to provide certain administrative services to the Company, ILM, ILM2 and their affiliates through August 31, 1997.

      The Company has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. The initial term of the Management Agreement expires on December 31, 1999, which coincides with the expiration of the master lease agreement between the Company and ILM Holding described in Note 2. Under the terms of the Management Agreement, in the event that the master lease agreement is extended beyond December 31, 1999, the Management Agreement will be extended as well, but not beyond July 29, 2001. Effective in November 1996, Lawrence
   A. Cohen, a Director of the Company and President, Chief Executive Officer and Director of ILM, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. Under the terms of the Management Agreement, Capital earns a Base Management Fee equal to 4% of the Gross Operating Revenues of the Senior Housing Facilities, as defined. Capital is also be eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly Net Cash Flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified Base Amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased based on the percentage increase in the Consumer Price Index. ILM has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Capital earned total management fees of $637,000 for the nine months ended May 31, 1997.

      Accounts payable - affiliates at May 31, 1997 and August 31, 1996 includes advances of $173,000 and $348,000, respectively, received from ILM Holding, primarily for the purchase of personal property to operate the Senior Housing Facilities. The remaining balance of accounts payable - affiliates at May 31, 1997 consists of variable rent payable to ILM Holding of $128,000, management fees payable to Capital of $71,000 and advisory fees payable to the Advisor of $23,000. The remaining balance of accounts payable - affiliates at August 31, 1996 consists of management fees of $76,000 payable to Capital and advisory fees payable to the Advisor of $21,000.

4. Contingencies

      A management agreement between ILM Holding and Angeles Housing Concepts, Inc. ("AHC") which covered the management of all eight Senior Housing Facilities was assigned to the Company effective September 1, 1995. On July 29, 1996, the Company and ILM Holding ("the Companies") terminated the property management agreement with AHC. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM Holding allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed an Answer with the Virginia District Court in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's Counterclaim exceeds $2,000,000. ILM has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that the Company fails to perform pursuant to its contractual obligations. The discovery process is currently underway. The court initially set a trial date of April 28, 1997 but, at AHC's request, recently rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued Orders purporting to enter judgment against ILM and ILM2 in the amount of $1,000,000. In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM, ILM2 and ILM II Lease Corporation filed a notice of appeal to the United State Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently prosecute the appeal. The eventual outcome of this litigation cannot presently be determined. No provision for any liability which might result from the outcome of this matter has been recorded in the accompanying financial statements.

      On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property management agreement with ILM Holding by inducing ILM Holding to terminate the agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to federal district court in the Central District of California. Trial in the action has been set for January 13, 1998 and discovery has just begun. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber Properties employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of the Company and ILM II Lease Corporation voted to increase the maximum amount of the advance to $100,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

5. Federal Income Taxes

      The Company is taxable as a regular C corporation and, therefore, its income is subject to tax at the federal and state levels. The Company reports on a calendar year for tax purposes. Income taxes at the appropriate statutory rates have been provided for in the accompanying financial statements.

      Deferred income tax expense (benefit) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of May 31, 1997 and August 31, 1996 are comprised of the following amounts (in thousands):

                                                      May 31      August 31
                                                      ------      ---------

       Deferred tax asset - straight-line
          rent expense                                $   38       $   49
       Deferred tax liability - tax over
          book amortization                               40           23
                                                      ------       ------

           Net deferred tax (liability) asset         $   (2)      $   26
                                                      ======       ======

      The components of income tax expense (benefit) for the three and nine months ended May 31, 1997 and May 31, 1996 are as follows (in thousands):

                                   Three Months Ended      Nine  Months Ended
                                          May 31,                 May 31,
                                   -------------------     ------------------
                                     1997       1996        1997        1996
                                     ----       ----        ----        ----

            Current:
              Federal             $   (52)   $    108    $     55      $  292
              State                    (9)         19          10          51
                                  -------    --------    --------      ------
                 Total current        (61)        127          65         343
                                  -------    --------    --------      ------

            Deferred:
              Federal                   8         (10)         24         (31)
              State                     1          (2)          4          (5)
                                  -------    --------    --------      ------
                 Total deferred         9         (12)         28         (36)
                                  -------    --------    --------      ------
                                  $   (52)   $    115    $     93      $  307
                                  =======    ========    ========      ======

      The reconciliation of income tax computed at U.S. federal statutory rates to income tax expense (benefit) for the nine months ended May 31, 1997 and 1996 is as follows (in thousands):

                                               1997                  1996
                                          ------------       -----------------

        Tax at U.S. statutory rates       $  793    4%         $  261     34%
        State income taxes, net
          of federal tax benefit              14    6%             46      6%
                                          ------  ---          ------     ---
                                          $   93   40%         $  307     40%
                                          ======  ===          ======     ===

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

      The Company's sole business is the operation of the Senior Housing Facilities. The Company has leased the Senior Housing Facilities from ILM Holding, Inc. ("ILM Holding"), a majority-owned and consolidated subsidiary of ILM which currently holds title to the Facilities, pursuant to a master lease which commenced on September 1, 1995 and expires on December 31, 1999. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, the Company is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in the second quarter of fiscal 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent for each Facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $16,996,000. Variable rent amounted to $199,000 for the six months ended May 31, 1997.

      On July 29, 1996, the Company and ILM Holding ("the Companies") terminated the property management agreement with AHC covering the eight Senior Housing Facilities leased by the Company. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM Holding allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed an Answer with the Virginia District Court in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's
Counterclaim exceeds $2,000,000. ILM has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that the Company fails to perform pursuant to its contractual obligations. The court initially set a trial date of April 28, 1997 but, at AHC's request, recently rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued Orders purporting to enter judgment against ILM and ILM2 in the amount of $1,000,000. In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM, ILM2 and ILM II Lease Corporation filed a notice of appeal to the United State Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently prosecute the appeal. The eventual outcome of this litigation cannot presently be determined. No provision for any liability which might result from the outcome of this matter has been recorded in the accompanying financial statements.

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

      On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property management agreement with ILM Holding by inducing ILM Holding to terminate the agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to federal district court in the Central District of California. Trial in the action has been set for January 13, 1998 and discovery has just begun. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber Properties employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of the Company and ILM II Lease Corporation voted to increase the maximum amount of the advance to $100,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

      The eight properties which the Company leases from ILM Holding averaged 94% occupancy for the quarter ended May 31, 1997. Current annualized operating income levels are sufficient to cover the base master lease payments at their current annual level of $6,364,800, which will remain in effect throughout the remaining term of the lease. As noted above, the master lease also provides for the payment of variable rent beginning in December 1996. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above. Variable rent amounted to $199,000 for the six months ended May 31, 1997. Further improvements in operating income levels are expected upon the successful implementation of several new programs by the new property management company. At many properties, the management company has increased the number of rentable units by asking the facility managers to move off site. The increased rental revenue is expected to more than offset any additional costs of housing the managers and providing 24-hour coverage at the front desk. The live-in assistant manager positions at several properties are also being eliminated, which will increase the number of rentable units. In addition, the management company is in the process of implementing new marketing plans at several of the properties and increasing rental rates at properties that have maintained high occupancy levels and are located in strong markets. Property improvements to be paid for by the Company during fiscal 1997 include dining room and lobby refurbishments at the Winston-Salem facility. Fiscal 1997 capital expenditure plans to be funded by ILM include an ongoing program to replace air-conditioning units at the Santa Barbara facility and a program to upgrade the overall appearance of the Sedgwick Plaza property. ILM is also investigating the potential for future expansions of several of the facilities which are located in areas that have particularly strong markets for senior housing.

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

        At a meeting of the ILM Board on January 10, 1997, the Advisor recommended the immediate sale of the senior housing facilities held by ILM and an affiliated entity, PaineWebber Independent Living Mortgage Inc. II ("ILM2"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the shareholders a "floor" price. The Advisor also stated that if PaineWebber purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM in evaluating the Advisor's proposal, a disinterested, independent investment banker with expertise in healthcare REITs and independent/assisted living financings was engaged. Following a comprehensive analysis, the investment banker recommended that ILM decline the Advisor's proposal and instead investigate expansion and restructuring alternatives. After analyzing the Advisor's proposal and the recommendations and other information provided by the independent investment banker, the Boards of ILM and ILM2 voted unanimously to decline the Advisor's proposal and to explore the alternatives recommended by the independent investment banker. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" value of ILM and ILM2 and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate ILM and ILM2 on the suggested terms three years prior to their scheduled termination date.

        The Advisor had indicated to the Board in its January 10, 1997 proposal that it would not wish to continue to serve as advisor to ILM, ILM2 and their affiliates if they declined to accept the Advisor's proposal. ILM and ILM2 have accepted the resignation of the Advisor, effective as of June 18, 1997. The Advisor has agreed to continue to provide certain administrative services to ILM, ILM2 and their affiliates through August 31, 1997, pursuant to the terms of a transition services agreement to be entered into with ILM, ILM2 and their affiliates. The Company, ILM, ILM2 and their affiliates have also accepted, effective as of June 18, 1997, the resignations of those officers and directors who are employees of or otherwise affiliated with the Advisor or its affiliates. ILM and ILM2 are currently evaluating various strategic alternatives, including the possibility of becoming self-managed.

        In addition, the Company and ILM are continuing to review various restructuring alternatives. The Company and ILM are analyzing a merger of ILM with ILM Holding and are also considering possibly merging ILM with ILM2 and the Company with ILM II Lease Corporation. In addition, ILM is exploring listing its shares on an exchange or, alternatively, having them trade through NASDAQ. The independent investment banker is also in the process of developing a new reorganization proposal. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to its shareholders. There can be no assurance that the Company will recommend taking any of such actions.

      At May 31, 1997, the Company had cash and cash equivalents of $2,154,000. Such amounts will be used for the Company's working capital requirements. As noted above, under the terms of the master lease the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal 1996. The Company intends to review this policy during the second half of fiscal 1997 and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the master lease payments to ILM Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

Results of Operations
Three Months Ended May 31, 1997
-------------------------------

      The Company had a net loss of $79,000 for the three months ended May 31, 1997, as compared to net income of $172,000 for the same period in the prior year. The decrease in net income is the result of an increase in operating expenses of $662,000. The increase in operating expenses was mainly due to increases dietary expenses, general and administrative expenses and master lease rent expense of $116,000, $403,000 and $128,000, respectively. The increase in dietary expenses primarily reflects an increase in the portfolio occupancy level as compared to the same period in the prior year. General and administrative expenses increased largely due to an increase in legal fees attributable to the ongoing AHC litigation and the analysis of restructuring alternatives referred to above. In addition, during the current three-month period the Company incurred professional fees related to the advisory services of the independent investment banker referred to above and for the preliminary evaluation of the feasibility of completing expansions at certain of the facilities. Master lease rent expense increased due to additional variable rent accrued effective for the second quarter of fiscal 1997 in accordance with the Master Lease Agreement. The increases in operating expenses were partially offset by an increase in rental income from the senior housing facilities of $237,000. The increase in rental income is due to an increase in the portfolio's average occupancy level from 92% for the fiscal quarter ended May 1996 to 94% for the fiscal quarter ended May 1997, as well as increases in rental rates at certain of the facilities located in strong markets. Due to the unfavorable change in the Company's net operating results, income tax expense (benefit) improved by $167,000 for the current three-month period.

Nine Months Ended May 31, 1997
------------------------------

      The Company reported net income of $140,000 for the nine months ended May 31, 1997, as compared to net income of $462,000 for the same period in the prior year. The decrease in net income is the result of an increase in operating expenses of $1,079,000. The increase in operating expenses was mainly due to increases in dietary expenses, general and administrative expenses and master lease rent expense of $238,000, $526,000 and $199,000, respectively. The increase in dietary expenses primarily reflects an increase in the portfolio occupancy level as compared to the same period in the prior year. General and administrative expenses increased largely due to an increase in legal fees attributable to the ongoing AHC litigation and the analysis of restructuring alternatives referred to above. In addition, during the current nine-month period the Company incurred professional fees related to the advisory services of the independent investment banker referred to above and for the preliminary evaluation of the feasibility of completing expansions at certain of the facilities. Master lease rent expense increased due to additional variable rent accrued effective for the second quarter of fiscal 1997 in accordance with the Master Lease Agreement. The increases in operating expenses were partially offset by an increase in rental income from the senior housing facilities of $523,000. The increase in rental income is due to an increase in the portfolio's average occupancy level, as well as increases in rental rates at certain of the facilities located in strong markets. Due to the decline in net income, income tax expense declined by $214,000 for the current nine-month period.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

     In the litigation involving the Company, ILM Holding, Inc. and Angeles Housing Concepts, Inc. that was reported in the Company's Annual Report on Form 10-K for the year ended August 31, 1996 and the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, the court, on June 13, 1997 and July 8, 1997, issued Orders purporting to enter judgment against ILM and ILM2 in the amount of $1,000,000. In doing so, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM, ILM2 and ILM II Lease Corporation filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently prosecute the appeal. The eventual outcome of this litigation cannot presently be determined. No provision for any liability which might result from the outcome of this matter has been recorded in the accompanying financial statements.

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



                            By: ILM LEASE CORPORATION



                              By: /s/ John B. Watts III
                                  ---------------------
                                  John B. Watts III
                                  President




Dated:  July 18, 1997