Form 10-Q
period 1997-11-30
ILM I LEASE CORP
filed 1998-05-20
CIK 932091

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    -----------------------------------------

                                    FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---
    SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended November 30, 1997

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-25878

                             ILM I LEASE CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)


          Virginia                                                04-3248637
--------------------------------                             -------------------
(State of  other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)



28 State Street, Suite 1100, Boston, MA                                    02109
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code  (888) 257-3550

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X
                                       ---    ---

Shares of common stock outstanding as of March 31, 1998:  7,519,430.

                             ILM I LEASE CORPORATION

                                 BALANCE SHEETS
                November 30, 1997 (Unaudited) and August 31, 1997
                                 (In thousands)

                                     ASSETS

                                                              November 30       August 31
                                                              -----------       ---------
Cash and cash equivalents                                        $3,036           $1,473
Accounts receivable - related party                                 569               93
Accounts receivable                                                  27                -
Prepaid taxes                                                       342              391
Prepaid expenses and other assets                                    86              108
                                                                 ------           ------
         Total current assets                                     4,060            2,065

Furniture, fixtures and equipment                                   664              591
Less:  accumulated depreciation                                    (119)             (93)
                                                                 ------           ------
                                                                    545              498

Deferred tax asset, net                                              59               70
                                                                 ------           ------
                                                                 $4,664           $2,633
                                                                 ======           ======



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                            $  818           $  592
Termination fee payable                                             600              600
Real estate taxes payable                                           184              170
Accounts payable - related party                                  1,922              116
Accrued expenses                                                    191              290
Security deposits                                                     6                5
                                                                 ------           ------
         Total current liabilities                                3,721            1,773

Deferred rent payable                                                77               86
                                                                 ------           ------
         Total liabilities                                        3,798            1,859

Commitments and Contingencies

Shareholders' Equity
    Common stock, $0.01 par value,
         20,000,000 shares authorized,
         7,519,430 shares issued and outstanding                     75               75
    Additional paid-in capital                                      625              625
    Retained earnings                                               166               74
                                                                 ------           ------
         Total Shareholders' equity                                 866              774
                                                                 ------           ------
                                                                 $4,664           $2,633
                                                                 ======           ======


                             See accompanying notes.

                             ILM I LEASE CORPORATION

                              STATEMENTS OF INCOME
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                    (In thousands, except per share amounts)

                                                                   Three Months Ended
                                                                       November 30,
                                                                 ---------------------
                                                                  1997           1996
                                                                 ------         ------
Revenues
    Rental and other income                                      $4,750         $4,400
    Interest income                                                   8             22
                                                                 ------         ------
                                                                  4,758          4,422

Expenses
    Master lease rent expense                                     1,782          1,582
    Dietary and food service salaries, wages and expenses           905            829
    Administrative salaries, wages and expenses                     319            286
    Marketing salaries, wages and expenses                          216            207
    Utilities                                                       197            203
    Repairs and maintenance                                         155            152
    Real estate taxes                                               201            214
    Property management fees                                        242            207
    Other property operating expenses                               367            370
    General and administrative                                      195             31
    Advisory fees                                                    --             22
    Depreciation expense                                             26              9
                                                                 ------         ------
                                                                  4,605          4,112
                                                                 ------         ------

Income before taxes                                                 153            310

Income tax expense (benefit):
    Current                                                          50            115
    Deferred                                                         11              9
                                                                 ------         ------
                                                                     61            124
                                                                 ------         ------

Net income                                                       $   92         $  186
                                                                 ======         ======

Basic earnings per share of common stock                         $ 0.01         $ 0.02
                                                                 ======         ======


The above earnings per share of common stock is based upon the 7,519,430 shares outstanding for each period.


                             See accompanying notes.

                             ILM I LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                            Common Stock
                                           $.01 Par Value      Additional
                                      ---------------------      Paid-In   Accumulated
                                      Shares          Amount     Capital     Earnings      Total
                                      ------          -----      -----        ------       ------
Balance at August 31, 1996             7,519           $75         $625         $361       $1,061

Net income                                --            --           --          186          186
                                       -----            ---        ----         ----       ------

Balance at November 30, 1996           7,519           $75         $625         $547       $1,247
                                       =====           ===         ====         ====       ======

Balance at August 31, 1997             7,519           $75         $625        $  74       $  774

Net income                                --            --           --           92           92
                                       -----           ---         ----         ----       ------

Balance at November 30, 1997           7,519           $75         $625         $166       $  866
                                       =====           ===         ====         ====       ======

                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                                 (In thousands)


                                                                   1997             1996
                                                                   ----             ----
Cash flows from operating activities:
    Net income                                                   $   92           $  186
    Adjustments to reconcile net income to
    net cash provided by operating activities:
         Depreciation expense                                        26                9
         Changes in assets and liabilities:
         Accounts receivable - affiliates                          (477)              --
         Accounts receivable                                        (27)             (30)
         Prepaid expenses and other assets                           71              147
         Deferred tax asset, net                                     11                9
         Accounts payable and accrued expenses                      127             (333)
         Accounts payable - affiliates                            1,806                6
         Real estate taxes payable                                   15              (36)
         Deferred rent payable                                       (9)              (9)
         Security deposits                                            1               --
                                                                 ------           ------
             Net cash provided by (used in) operating activities  1,636              (51)
                                                                 ------           ------

Cash flows from investing activities:
         Additions to furniture, fixtures and equipment             (73)              (8)
                                                                 ------           ------
             Net cash used in investing activities                  (73)              (8)
                                                                 ------           ------

Net increase (decrease) in cash and cash equivalents              1,563              (59)

Cash and cash equivalents, beginning of period                    1,473            2,185
                                                                 ------           ------

Cash and cash equivalents, end of period                         $3,036           $2,126
                                                                 ======           ======


Supplemental disclosure:

Cash paid during the period for income taxes                     $   --           $   --
                                                                 ======           ======

                             See accompanying notes.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)

1.   General
     -------

    The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in the Company's Annual Report for the year ended August 31, 1997. In the opinion of management, the accompanying interim financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1997 and August 31, 1997 and revenues and expenses for each of the three-month periods ended November 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used. Certain items in the prior period's financial statements have been reclassified to conform to the current period's presentation.

    ILM I Lease Corporation ("the Company") was organized as a corporation on September 12, 1994 under the laws of the state of Virginia. Through August 31, 1995, the Company had no significant operations. The Company was formed by ILM Senior Living, Inc., formerly PaineWebber Independent Mortgage Fund, Inc. ("ILM I"), to operate eight rental housing projects that provide independent-living and assisted-living services for independent senior citizens ("the Senior Housing Facilities") under a master lease arrangement. ILM I initially made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Senior Housing Facilities between June 1989 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM I, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM I were merged into ILM Holding, Inc. ("ILM Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement (the "Agreement") which was assigned to the Company as of September 1, 1995. The Agreement with AHC was terminated in July 1996. ILM I has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM I's annual gross income must be qualified rental income as defined by the Code. The rent paid by the residents of the Senior Housing Facilities likely would not be deemed to be qualified rental income because of the extent of services provided to residents. Consequently, the operation of the Senior Housing Facilities by ILM I or its subsidiaries over an extended period of time could adversely affect ILM I's status as a REIT. Therefore, ILM I formed the Company to operate the Senior Housing Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM I common stock on September 1, 1995. Because the Company, which is taxed as a regular C corporation, is no longer a subsidiary of ILM I, it can receive service-related income without endangering the REIT status of ILM I.

    The Company's sole business is the operation of the Senior Housing Facilities. The Company initially leased the Senior Housing Facilities from ILM Holding, a majority-owned and consolidated affiliate of ILM I which currently holds title to the Senior Housing Facilities, pursuant to a master lease which commenced on September 1, 1995 and expires on December 31, 1999 (see Note 2). The Company entered into a property management agreement with Capital Senior Management 2, Inc. of Dallas, Texas ("Capital") to handle the day-to-day operation of the Senior Housing Facilities. The management agreement with Capital was executed in July 1996. In November 1996, Lawrence A. Cohen, a director of the Company and President, Chief Executive Officer and Director of ILM I, became Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, the management agreement with Capital is considered a related party transaction (see Note 3).

                             ILM I LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

2.  The Master Lease Agreement
    --------------------------

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

    Descriptions of the properties covered by the master lease between the Company and ILM Holding are summarized as follows:

                                                                       Rentable
Name                                        Location                   Units
----                                        --------                   -----
Independence Village of East Lansing        East Lansing, MI           161
Independence Village of Winston-Salem       Winston-Salem, NC          159
Independence Village of Raleigh             Raleigh, NC                164
Independence Village of Peoria              Peoria, IL                 165
Crown Point Apartments                      Omaha, NE                  135
Sedgwick Plaza Apartments                   Wichita, KS                150
West Shores                                 Hot Springs, AR            136
Villa Santa Barbara (1)                     Santa Barbara, CA          125

(1) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation ("Lease II"). The Company has entered into an agreement with Lease II regarding such joint tenancy. Lease II was formed for similar purposes as the Company by an affiliated REIT, ILM II Senior Living, Inc. ("ILM II"), a subsidiary of which owns a portion of the Villa Santa Barbara property. The portion of the Senior Housing Facility leased by the Company represents 25% of the total project. Villa Santa Barbara is 25% owned by ILM Holding and 75% by ILM II Holding.

    During the term of the master lease, the Company is obligated to pay annual base rent ("Base Rent") for the Senior Housing Facilities. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities ("Additional Rent"). The Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. In addition, beginning in the second quarter of fiscal 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent ("Variable Rent") for each facility. Such Variable Rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the facilities, on an annualized basis, over $16,996,000. Variable rent amounted to $200,000 for the three months ended November 30, 1997.

    Under the master lease, the Company's use of the properties is limited to use as Senior Housing Facilities unless the Lessor's consent to some other use is obtained. The Company has responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each facility, and to use and maintain each Senior Housing Facility in compliance with all local board of health and other applicable governmental and insurance regulations. The Senior Housing Facilities located in Arkansas, California and Kansas are licensed by such states to provide assisted living services. Also, various health and safety regulations and standards which are enforced by state and local authorities apply to the operation of all the Senior Housing Facilities. Violations of such health and safety standards could result in fines, penalties, closure of a Senior Housing Facility or other sanctions.

                             ILM I LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

3.   Related Party Transactions
     --------------------------

     Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in Note 1, PaineWebber resigned effective as of June 18, 1997.

     The Company has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the property manager of the Senior Housing Facilities pursuant to a management agreement which commenced on July 29, 1996. In November 1996, Lawrence A. Cohen, a Director of the Company and President, Chief Executive Officer and Director of ILM I, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. The initial term of the management agreement expires on December 31, 1999, which coincides with the expiration of the master lease agreement between the Company and ILM Holding described in Note 2. Under the terms of the management agreement, in the event that the master lease agreement is extended beyond December 31, 1999, the management agreement will be extended as well, but not beyond July 29, 2001. Under the terms of the management agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital is also eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve-month period ending on the last day of each calendar month exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased based on the percentage increase in the Consumer Price Index. ILM I has guaranteed the payment of all fees due to Capital under the terms of the management agreement.

     On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding will reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. During the quarter ended November 30, 1997, Capital Senior Development, Inc. earned fees of $96,810 for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

     Jeffry R. Dwyer, Secretary and director of the Company, is an employee of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, which acts as Counsel to the Company and its affiliates. Greenberg Traurig Hoffman Lipoff Rosen & Quentel earned fees from the Company of $33,566 for the quarter ended November 30, 1997.

     Accounts receivable - related party at November 30, 1997 and August 31, 1997 includes advances of $569,000 and $93,000, respectively, to ILM Holding, primarily for the purchase of land for the expansion of the Senior Housing Facilities. Accounts payable - related party at November 30, 1997 and August 31, 1997 consists principally of base rent and variable rent payable to ILM Holding of $1,907,000 and $116,000, respectively, and expense reimbursement payable to Lease II of $15,000 and $0, respectively.

4.  Legal Proceedings and Contingencies
    -----------------------------------

    A management agreement between ILM Holding and Angeles Housing Concepts, Inc. ("AHC"), which covered the management of all eight Senior Housing Facilities, was assigned to the Company effective September 1, 1995. On July 29, 1996, the Company and ILM Holding ("the Companies") terminated the property management agreement with AHC. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM Holding allege, among other things, that AHC willfully performed actions specifically

                             ILM I LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

4.  Legal Proceedings and Contingencies (continued)
    -----------------------------------------------

in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic State of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM Holding. The counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeds $2,000,000. ILM I has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that the Company fails to perform pursuant to its contractual obligations. The court initially set a trial date of April 28, 1997 but, at AHC's request, rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM I and ILM II in the amount of $1,000,000 ("the Orders"). In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM II, and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently pursue the appeal. The eventual outcome of this litigation cannot presently be determined. However, provision of $600,000 for the liability which might result to the Company was recorded as "termination fee payable" at August 31, 1997. The remaining $400,000 was recorded on the financial statements of Lease II.

    On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property management agreement with ILM Holding by inducing ILM Holding to terminate the management agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. Trial in the action is expected during 1998 and discovery has just begun. At a meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber Properties employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of the Company and ILM II Lease Corporation voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California Litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

5.   Subsequent Events
     -----------------

     On March 24, 1998, a fire occurred at the Senior Housing Facility located in East Lansing Michigan. The damage to the building will be repaired with proceeds from the facility's insurance. The cost of the building repairs has been estimated at approximately $400,000.

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

    The master lease agreement, which commenced on September 1, 1995, is between ILM Holding, as owner of the properties and lessor, and the Company, as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM Holding decide that any of the Senior Housing Facilities should be expanded, the master lease agreement between the Company and ILM Holding would be amended to include such expansion. During the initial term of the master lease, which expires on December 31, 1999, the Company is obligated to pay annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent expense related to the first quarter of fiscal 1998 was $200,000.

                             ILM I LEASE CORPORATION
          MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

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

    The Company and ILM I continue to review various restructuring alternatives. An independent investment banking firm has been retained by the Company and its affiliates to assist in reviewing these strategic alternatives. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the Shareholders. There can be no assurance that the Company will recommend taking any of the actions which may be recommended by its investment bankers.

    On July 29, 1996, the Company terminated the Agreement with AHC covering eight Senior Housing Facilities leased by the Company (see "Note 3. "Notes to Financial Statements"). Subsequent to terminating the property management agreement, the Company retained Capital Senior Management 2, Inc. ("Capital") to be the manager of the Senior Housing Facilities pursuant to a management agreement ("Management Agreement") which commenced on July 29, 1996. Under the terms of the Management Agreement, Capital will earn a base management fee equal to 4% of the gross operating revenues and 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve-month period ending on the last day of each calendar month exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount will be increased annually based on the percentage increase in the consumer price index. ILM I has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

    The eight properties which the Company leases from ILM Holding averaged 96% occupancy for the quarter ended November 30, 1997. Current annualized operating income levels are sufficient to cover the base master lease payments at their current annual level of $6,364,800, which will remain in effect throughout the remaining term of the lease. As noted above, the master lease also provides for the payment of variable rent beginning in January 1997. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation. Variable rent amounted to $200,000 for the three months ended November 30, 1997.

    The Company and ILM I have been pursuing additional steps to increase cash flow and shareholder value. Several new programs were adopted during fiscal 1997 across the Company's portfolio which are resulting in increased revenues and cash flow from the properties. These steps include increasing the number of rentable apartment units as live-in facility managers move from the properties and increasing rental rates at properties that have maintained high occupancy levels and are located in strong markets. Another program to increase revenues and cash flow involves pursuing the potential for future expansions of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Raleigh, North Carolina, East Lansing, Michigan, Omaha, Nebraska, Peoria, Illinois and Hot Springs, Arkansas. As part of this expansion program, approximately two acres of land located adjacent to the Raleigh facility were acquired by ILM Holding for $450,000 during the quarter ended August 31, 1997. In addition, approximately two acres of land located adjacent to the East Lansing facility and approximately three and one-half acres of

                             ILM I LEASE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

land located adjacent to the Omaha facility were acquired by ILM Holding during the quarter ended November 30, 1997. In addition, an agreement has been obtained by ILM Holding to purchase approximately five acres of land located adjacent to the Peoria facility for approximately $600,000 and closing is expected to occur during fiscal 1998 contingent on due diligence activities. The Hot Springs facility already includes a vacant land parcel of approximately two acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Raleigh and Omaha.

    Once the pre-construction design process is complete and projected expansion construction costs are determined, the Company and ILM Holding will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. If the Company and ILM Holding decide to proceed with any of these expansions, the master lease agreement between the Company and ILM Holding will be amended to include such expansions.

    ILM Holding is currently negotiating with a major bank to provide a construction loan facility that, if finalized, would provide up to $24.5 million to fund the capital costs of these potential expansion programs. The construction loan facility is expected to be secured by a first mortgage of the Senior Housing Facilities operated by the Company and collateral assignment of the Company's leases of such Senior Housing Facilities.

    At November 30, 1997, the Company had cash and cash equivalents of $3,036,000. Such amounts will be used for the Company's working capital requirements. As noted above, under the terms of the master lease, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. The Company did not pay cash dividends in fiscal 1996 or fiscal 1997. The Company intends to review this policy during the second half of fiscal 1998 and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the master lease payments to ILM Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

                             ILM I LEASE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Results of Operations
Three Months Ended November 30, 1997 versus the Three Months Ended November 30, 1996

Revenues
    Total Revenues were $4,758,000 for the quarter ended November 30, 1997 compared to $4,422,000 for the same period of the prior year, representing an increase of $336,000 or 7.6%. Rental and other income from the Company's Senior Housing Facilities operations increased $350,000 primarily as a result of improved occupancies and increased rental rates at certain of the facilities located in strong markets.

Expenses
    Total expenses were $4,605,000 for the quarter ended November 30, 1997 compared to $4,112,000 for the same period in the prior year, representing an increase of $493,000 or 11%. This increase was principally comprised of increases in master lease expense of $200,000, dietary and food service salaries, wages and expenses of $76,000, general and administrative expenses of $164,000, and property management fees of $35,000. The increase in master lease expense is the result of variable rent payments due under the master lease agreement which were not due in the comparable period in the prior year. General and administrative expenses increased principally as a result of the AHC litigation expenses. The other increases noted above were the result of higher operative levels.

Income Tax Expense
    Income tax expense decreased by $63,000 or 50% as compared to the comparable period in the prior year, primarily as a result of a decrease in income before taxes of $157,000.

Net Income
    Primarily as a result of the factors noted above, net income decreased from $186,000 for the quarter ended November 30, 1996 to $92,000 for the quarter ended November 30, 1997.

                             ILM I LEASE CORPORATION
                                     PART II
                                Other Information


Item 1. Through 5.         NONE
------------------

Item 6. Exhibits and reports on form 8-K
----------------------------------------

(a) Exhibits:         27. Financial Data Schedule

(b) Reports on Form 8-K:  NONE

                             ILM I LEASE CORPORATION


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    By: ILM I LEASE CORPORATION
                                        -----------------------

                                    By: /s/ J. William Sharman, Jr.
                                        ---------------------------
                                        J. William Sharman, Jr.
                                        President



Dated: May 1, 1998