Form 10-Q
period 1998-02-28
ILM I LEASE CORP
filed 1998-07-01
CIK 932091

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    -----------------------------------------

                                    FORM 10-Q

           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended February 28, 1998

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.


                         Commission File Number: 0-25878
                                                 -------


                             ILM I LEASE CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)


          Virginia                                       04-3248637
--------------------------------                       ----------------
(State of  other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)



28 State Street, Suite 1100, Boston, MA                     02109
--------------------------------------------------------------------------------
(Address of principal executive office)                   (Zip Code)



Registrant's telephone number, including area code  (888) 257-3550
                                                    ---------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

Shares of common stock outstanding as of February 28, 1998:  7,519,430.


===============================================================================

                             ILM I LEASE CORPORATION
                             -----------------------

                                      INDEX


Part I.  Financial Information
------------------------------

         Item 1.  Financial Statements

                  Balance Sheets
                  February 28, 1998 (Unaudited) and August 31, 1997

                  Statements of Income
                  For the six- and three-month periods ended February 28, 1998 and 1997 (Unaudited)

                  Statements of Changes in Shareholders' Equity
                  For the six months ended February 28, 1998 and 1997
                  (Unaudited)

                  Statements of Cash Flows
                  For the six months ended February 28, 1998 and 1997
                  (Unaudited)

                  Notes to Financial Statements (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information
---------------------------

         Item 6.  Exhibits and Reports on Form 8-K

Signatures

                             ILM I LEASE CORPORATION


Part I.  Financial Information
------------------------------

         Item 1.  Financial Statements
                  (see next page)

                             ILM I LEASE CORPORATION

                                 BALANCE SHEETS
                February 28, 1998 (Unaudited) and August 31, 1997
                    (In thousands, except per share amounts)

                                                                                    ASSETS
                                                                                    -------
                                                                 February 28, 1998           August 31, 1997
                                                                 -----------------           ---------------
Cash and cash equivalents                                              $2,516                     $1,473
Accounts receivable - related party                                        93                         93
Accounts receivable                                                        24                         --
Prepaid expenses and other assets                                          66                        499
                                                                     --------                    -------
              Total current assets                                      2,699                      2,065

Furniture, fixtures and equipment                                         746                        591
Less:  accumulated depreciation                                          (144)                       (93)
                                                                     --------                    -------
                                                                          602                        498

Deferred tax asset                                                        289                         70
                                                                     --------                    -------
                                                                       $3,590                     $2,633
                                                                     ========                    =======


                                                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                    ------------------------------------

Accounts payable and accrued expenses                                    $845                       $882
Termination fee payable                                                   600                        600
Real estate taxes payable                                                 384                        170
Accounts payable - related party                                          763                        116
Deferred tax liability                                                     --                         --
Security deposits                                                           6                          5
Income Taxes Payable                                                       --                         --
                                                                      -------                    -------
               Total current liabilities                                2,598                      1,773

Deferred rent payable                                                      68                         86
                                                                      -------                    -------
               Total liabilities                                        2,666                      1,859

Shareholders' Equity
       Common stock, $0.01 par value,
            20,000,000 shares authorized
            7,519,430 issued and outstanding                               75                         75
       Additional paid-in capital                                         625                        625
       Retained earnings                                                  224                         74
                                                                      -------                    -------
              Total Shareholders' equity                                  924                        774
                                                                      -------                    -------
                                                                       $3,590                     $2,633
                                                                      =======                    =======





                             See accompanying notes.

                             ILM I LEASE CORPORATION

                              STATEMENTS OF INCOME
          For the six- and three-month periods ended February 28, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                                                 Six Months Ended          Three Months Ended
                                                                    February 28                February 28
                                                                    -----------                -----------

                                                                  1998        1997           1998        1997
                                                                  ----        ----           ----        ----

Revenues
  Rental and Other Income                                       $9,545      $8,826         $4,795      $4,426
  Interest Income                                                   21          38             13          16
                                                               -------     -------        -------     -------
                                                                 9,566       8,864          4,808       4,442
Expenses
  Master lease rent expense                                      3,583       3,235          1,810       1,653
  Dietary and food service salaries, wages and expenses          1,763       1,651            859         822
  Administrative salaries, wages and expenses                      641         596            321         310
  Marketing salaries, wages and expenses                           429         437            214         230
  Utilities                                                        398         429            201         226
  Repairs and maintenance                                          310         312            155         160
  Real estate taxes                                                470         423            208         209
  Property management fees                                         484         415            241         208
  Other property operating expenses                                729         758            363         388
  General and administrative                                       458         177            253         146
  Advisory fees                                                     --          44             --          22
  Depreciation expense                                              51          23             26          14
                                                               -------     -------        -------     -------
                                                                 9,316       8,500          4,651       4,388
                                                               -------     -------        -------     -------

Income before taxes                                                250         364            157          54

Income tax expense (benefit):                                       73         121             44           6
  Current                                                           27          19             19          10
                                                               -------     -------        -------     -------
  Deferred                                                         100         140             63          16
                                                               -------     -------        -------     -------


Net income                                                      $  150        $224       $     94      $   38
                                                               =======     =======       ========     =======

Basic earnings per share of common stock                        $ 0.02       $0.03          $0.01       $0.01
                                                               =======     =======       ========      ======



The above earnings per share of common stock is based upon the 7,519,430 shares outstanding for each period.





                             See accompanying notes.

                             ILM I LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
         For the six months ended February 28, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                       Common Stock
                                      $.01 Par Value            Additional
                                      --------------             Paid-In        Accumulated
                                 Shares          Amount          Capital          Earnings           Total
                                 ------          ------         ----------      ------------         -----

Balance at August 31, 1996         7,519            $75             $625            $361              $1,061

Net Income                            --             --               --             224                 224
                                --------        -------          -------        --------             -------

Balance at February 28, 1997       7,519            $75             $625            $585              $1,285
                                ========        =======          =======        ========             =======

Balance at August 31, 1997         7,519            $75             $625             $74                $774

Net Income                            --             --               --             150                 150
                                --------        -------          -------        --------             --------

Balance at February 28, 1998       7,519            $75             $625            $224                $924
                                ========        =======          =======        ========             ========






                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
        For the six months ended February 28, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                                                      1998          1997
                                                                      ----          ----
Cash flows from operating activities:
   Net income                                                         $150           $224
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation expense                                              51             23
      Changes in assets and liabilities:
      Accounts receivable - affiliates                                  --             --
      Accounts receivable                                              (24)            31
      Prepaid expenses and other assets                                443            152
      Deferred tax asset, net                                         (219)            18
      Accounts payable and accrued expenses                            (37)          (394)
      Accounts payable - affiliates                                    647           (152)
      Real estate taxes payable                                        214             59
      Deferred rent payable                                            (18)           (19)
      Security deposits                                                  1             --
                                                                  --------         ------
      Total Adjustments                                              1,048          (282)
                                                                  --------         ------
         Net cash provided by (used in) operating activities         1,198           (58)
                                                                  --------         ------

Cash flows from investing activities:
      Additions to furniture, fixtures and equipment                  (155)          (124)
                                                                  --------         ------
         Net cash used in investing activities                        (155)          (124)
                                                                  --------         ------

Net increase (decrease) in cash and cash equivalents                 1,043           (182)

Cash and cash equivalents, beginning of period                       1,473          2,185
                                                                  --------         ------

Cash and cash equivalents, end of period                            $2,516         $2,003
                                                                  ========         ======


Supplemental disclosure:
------------------------

Cash paid during the period for income taxes                       $    --        $    --
                                                                   =======        =======




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

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1998 and August 31, 1997 and revenues and expenses for each of the six- and three-month periods ended February 28, 1998. Actual results could differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation.

    ILM I Lease Corporation ("the Company") was organized as a corporation on September 12, 1994 under the laws of the state of Virginia. Through August 31, 1995, the Company had no significant operations. The Company was formed by ILM Senior Living, Inc. ("ILM I"), formerly PaineWebber Independent Mortgage Fund, Inc., to operate eight rental housing projects that provide independent-living and assisted-living services for independent senior citizens ("the Senior Housing Facilities") under a master lease arrangement. ILM I initially made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Senior Housing Facilities between June 1989 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM I, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM I were merged into ILM Holding, Inc. ("ILM Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement (the "Agreement") which was assigned to the Company as of September 1, 1995. The Agreement with AHC was terminated in July 1996. ILM I has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM I's annual gross income must be qualified rental income as defined by the Code. The rent paid by the residents of the Senior Housing Facilities likely would not be deemed to be qualified rental income because of the extent of services provided to residents. Consequently, the operation of the Senior Housing Facilities by ILM I or its subsidiaries over an extended period of time could adversely affect ILM I's status as a REIT. Therefore, ILM I formed the Company to operate the Senior Housing Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM I common stock on September 1, 1995. Because the Company, which is taxed as a regular C corporation, is no longer a subsidiary of ILM I, it can receive service-related income without endangering the REIT status of ILM I.

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

    During the term of the master lease, the Company is obligated to pay annual base rent ("Base Rent") for the Senior Housing Facilities. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities ("Additional Rent"). The Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. In addition, beginning in the second quarter of fiscal 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent ("Variable Rent") for each facility. Such Variable Rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the facilities, on an annualized basis, over $16,996,000. Variable rent amounted to $218,434 for the three months ended February 28, 1998.

    Under the master lease, the Company's use of the properties is limited to use as Senior Housing Facilities unless the Lessor's consent to some other use is obtained. The Company has responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each facility, and to use and maintain each Senior Housing Facility in compliance with all local board of health and other applicable governmental and insurance regulations. The Senior Housing Facilities located in Arkansas, California and Kansas are licensed by such states to provide assisted living services. Also, various health and safety regulations and standards which are enforced by state and local authorities apply to the operation of all the Senior Housing Facilities. Violations of such health and safety standards could result in fines, penalties, closure of a Senior Housing Facility, or other sanctions.

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

     The Company has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the property manager of the Senior Housing Facilities pursuant to a management agreement which commenced on July 29, 1996. In November 1996, Lawrence A. Cohen, a Director of the Company and President, Chief Executive Officer and Director of ILM I, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. The initial term of the management agreement expires on December 31, 1999, which coincides with the expiration of the master lease agreement between the Company and ILM Holding described in Note 2. Under the terms of the management agreement, in the event that the master lease agreement is extended beyond December 31, 1999, the management agreement will be extended as well, but not beyond July 29, 2001. Under the terms of the management agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital is also eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve-month period ending on the last day of each calendar month exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased based on the percentage increase in the Consumer Price Index. ILM I has guaranteed the payment of all fees due to Capital under the terms of the management agreement. For the quarter ended February 28, 1998, Capital earned property management fees from the Company of $241,634.

     On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding will reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. During the quarter ended February 28, 1998, Capital Senior Development, Inc. earned fees of $87,286 for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

     Jeffry R. Dwyer, Secretary and director of the Company, is an employee of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, which acts as Counsel to the Company and its affiliates. Greenberg Traurig Hoffman Lipoff Rosen & Quentel earned fees from the Company of $65,511 for the quarter ended February 28, 1998.

     Accounts receivable - related party at February 28, 1998 and August 31, 1997 includes advances of $93,000, and $93,000, respectively, to ILM Holding, primarily for the purchase of land for the expansion of the Senior Housing Facilities. Accounts payable - related party at February 28, 1998 and August 31, 1997 consists principally of base rent and variable rent payable to ILM Holding of $748,834 and $116,000, respectively, and expense reimbursement payable to Lease II of $15,000 and $0, respectively.

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

                             ILM I LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

4.  Legal Proceedings and Contingencies (continued)
    -----------------------------------------------

in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic State of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM Holding. The counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeds $2,000,000. ILM I has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that the Company fails to perform pursuant to its contractual obligations. The court initially set a trial date of April 28, 1997 but, at AHC's request, rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM I and ILM II in the amount of $1,000,000 ("the Orders"). In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM II, and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently pursue the appeal. The eventual outcome of this litigation cannot presently be determined. However, provision of $600,000 for the liability which might result to the Company was recorded as "termination fee payable" at February 28, 1998 and August 31, 1997. The remaining $400,000 was recorded on the financial statements of Lease II.

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

5.  Subsequent Events
    ------------------

     On March 24, 1998, a fire occurred at the Senior Housing Facility located in East Lansing, Michigan. The damage to the building will be repaired with proceeds from the facility's insurance. The cost of the building repairs has been estimated at approximately $400,000.

                             ILM I LEASE CORPORATION
       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

    The master lease agreement, which commenced on September 1, 1995, is between ILM Holding, as owner of the properties and lessor, and the Company, as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM Holding decide that any of the Senior Housing Facilities should be expanded, the master lease agreement between the Company and ILM Holding would be amended to include such expansion. During the initial term of the master lease, which expires on December 31, 1999, the Company is obligated to pay annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent expense for the quarter ended February 28, 1998 was $218,434.

                             ILM I LEASE CORPORATION
          MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

    As noted above, the Company's master lease is scheduled to expire on December 31, 1999. This period coincides with the end of ILM I's expected holding period for its investments in the Senior Housing Facilities. While such holding period is subject to change, the current Articles of Incorporation of ILM I provide that the liquidation of ILM I must be completed by no later than December 31, 2014. Any further renewals of the master lease beyond December 1999 would be subject to negotiation between the Company and ILM I and its consolidated affiliate. Accordingly, since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM I, there is no assurance that the Company's operations will continue beyond December 1999.

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

    On July 29, 1996, the Company terminated the Agreement with AHC covering eight Senior Housing Facilities leased by the Company (see Note 2. of the Notes to Financial Statements). Subsequent to terminating the property management agreement, the Company retained Capital Senior Management 2, Inc. ("Capital") to be the manager of the Senior Housing Facilities pursuant to a management agreement ("Management Agreement") which commenced on July 29, 1996. Under the terms of the Management Agreement, Capital will earn a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital will also be eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve-month period ending on the last day of each calendar month exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount will be increased annually based on the percentage increase in the consumer price index. ILM I has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

    The eight properties which the Company leases from ILM Holding averaged 96% occupancy for the quarter ended February 28, 1998. Current annualized operating income levels are sufficient to cover the base master lease payments at their current annual level of $6,364,800, which will remain in effect throughout the remaining term of the lease. As noted above, the master lease also provides for the payment of variable rent beginning in January 1997. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation.

    The Company and ILM I have been pursuing additional steps to increase cash flow and shareholder value. Several new programs were adopted during fiscal 1997 across the Company's portfolio which are resulting in increased revenues and cash flow from the properties. These steps include increasing the number of rentable apartment units as live-in facility managers move from the properties and increasing rental rates at properties that have maintained high occupancy levels and are located in strong markets. Another program to increase revenues and cash flow involves pursuing the potential for future expansions of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Raleigh, North Carolina, East Lansing, Michigan, Omaha, Nebraska, Peoria, Illinois and Hot Springs, Arkansas. As part of this expansion program, approximately two acres of land located adjacent to the Raleigh facility were acquired by ILM Holding during the quarter ended August 31, 1997. In addition, approximately two acres of land located adjacent to the East Lansing facility and approximately two-and-one-half acres of

                             ILM I LEASE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

land located adjacent to the Omaha facility were acquired by ILM Holding during the quarter ended November 30, 1997. In addition, an agreement has been obtained by ILM Holding to purchase approximately five acres of land located adjacent to the Peoria facility. Subsequent to the end of the second fiscal quarter, the Company and ILM Holding decided to not pursue expansion over the near term and allowed the agreement to expire. The Hot Springs facility already includes a vacant land parcel of approximately two acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Raleigh and Omaha.

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

    At February 28, 1998, the Company had cash and cash equivalents of $2,516,000. Such amounts will be used for the Company's working capital requirements. As noted above, under the terms of the master lease, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. The Company did not pay cash dividends in fiscal 1996 or fiscal 1997. The Company intends to review this policy during the second half of fiscal 1998 and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the master lease payments to ILM Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

    While the Company has potential liabilities pending due to ongoing litigation against the Company, or for which the Company is a guarantor, the eventual outcome of this litigation cannot presently be determined. The court order in the Virginia AHC litigation equals $1 million and the California litigation by AHC seeks at least $2 million. As discussed in Note 4, Legal Proceedings and Contingencies, the Company has agreed to indemnify Mr. Cohen and has agreed to advance funds to Capital to pay reasonable legal fees and expenses in the California litigation. The Company will vigorously defend against all claims made against it and, at this time, it is not certain that the Company will have ultimate responsibility for any such claims.

                             ILM I LEASE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Results of Operations
Six Months Ended February 28, 1998 versus Six Months Ended February 28, 1997

Revenues
    Total revenues were $9,566,00 for the six months ended February 28, 1998 compared to $8,864,000 for the same period of the prior year, representing an increase of $702,000 or 8%. Rental and other income from the Company's Senior Housing Facilities operations increased $719,000 primarily as a result of improved occupancies and increased rental rates at certain of the facilities located in strong markets.

Expenses
    Total expenses were $9,316,000 for the six months ended February 28, 1998 compared to $8,500,000 for the same period in the prior year, representing an increase of $816,000 or 9.6%. This increase was principally comprised of increases in master lease expense of $348,000, dietary and food service salaries, wages and expenses of $112,000, general and administrative expenses of $281,000, and property management fees of $69,000. The increase in master lease expense is the result of variable rent payments due under the master lease agreement. General and administrative expenses increased principally as a result of the AHC litigation expenses. The other increases noted above were the result of higher operative levels.

Income Tax Expense
    Income tax expense decreased by $40,000 or 28.6% as compared to the same period in the prior year, as a result of a decrease in income before taxes of $114,000.

Net Income
    Primarily as a result of the factors noted above, net income decreased from $224,000 for the six month period ended February 28, 1997 to $150,000 for the six month period ended February 28, 1998.


Results of Operations
Three Months Ended February 28, 1998 versus Three Months Ended February 28, 1997

Revenues
    Total Revenues were $4,808,000 for the quarter ended February 28, 1998 compared to $4,442,000 for the same period of the prior year, representing an increase of $366,000 or 8.2%. Rental and other income from the Company's Senior Housing Facilities operations increased $369,000, primarily as a result of improved occupancies and increased rental rates at certain of the facilities located in strong markets.

Expenses
    Total expenses were $4,651,000 for the quarter ended February 28, 1998 compared to $4,388,000 for the same period in the prior year, representing an increase of $263,000 or 6%. This increase was principally comprised of increases in master lease expense of $157,000; general and administrative expenses of $107,000; and property management fees of $69,000. The increase in master lease expense is the result of variable rent payments due under the master lease agreement. General and administrative expenses increased principally as a result of the AHC litigation expenses. The other increases noted above were the result of higher operative levels.

Income Tax Expense
    Income tax expense increased by $47,000 or 293% as compared to the same period in the prior year, as a result of an increase in income before taxes of $103,000.

Net Income
    Primarily as a result of the factors noted above, net income increased from $38,000 for the quarter ended February 27, 1997 to $94,000 for the quarter ended February 28, 1998.

                             ILM I LEASE CORPORATION
                                     PART II
                                Other Information


Item 1. through 5.   NONE
-----------------

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

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



                                    By:  ILM I LEASE CORPORATION
                                         ------------------------


                                    By:  /s/ J. William Sharman, Jr.
                                         ----------------------------
                                         J. William Sharman, Jr.
                                         President






Dated:  June 15, 1998