Form 10-Q
period 1998-05-31
ILM I LEASE CORP
filed 1998-07-16
CIK 932091

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

                     For quarterly period ended May 31, 1998

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from ____to____.


                         Commission File Number: 0-25878
                                                 -------

                             ILM I LEASE CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)


          Virginia                                                04-3248637
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



28 State Street, Suite 1100, Boston, MA                                 02109
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)


Registrant's telephone number, including area code (888) 257-3550
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No  X
    ---    ---

Shares of common stock outstanding as of May 31, 1998:  7,519,430.

================================================================================

                             ILM I LEASE CORPORATION

                                      INDEX


Part I.  Financial Information                                                                                  Page
                                                                                                                ----
         Item 1. Financial Statements

                  Balance Sheets
                  May 31, 1998 (Unaudited) and August 31, 1997....................................................4

                  Statements of Income
                  For the nine- and three-month periods ended May 31, 1998 and 1997 (Unaudited)...................5

                  Statements of Changes in Shareholders' Equity
                  For the nine months ended May 31, 1998 and 1997 (Unaudited).....................................6

                  Statements of Cash Flows
                  For the nine months ended May 31, 1998 and 1997 (Unaudited).....................................7

                  Notes to Financial Statements (Unaudited)....................................................8-11

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........12-14

Part II. Other Information.......................................................................................15

         Item 6. Exhibits and Reports on Form 8-K................................................................15

Signatures.......................................................................................................16

                             ILM I LEASE CORPORATION


Part I.  Financial Information
------------------------------

         Item 1.  Financial Statements
                  (see next page)

                             ILM I LEASE CORPORATION

                                 BALANCE SHEETS
                  May 31, 1998 (Unaudited) and August 31, 1997
                    (In thousands, except per share amounts)

                                                                                    ASSETS
                                                                                    ------
                                                                   May 31, 1998              August 31, 1997
                                                                   ------------              ---------------

Cash and cash equivalents                                              $3,190                     $1,473
Accounts receivable - related party                                       206                         93
Accounts receivable                                                        17                         --
Prepaid expenses and other assets                                          72                        499
                                                                       ------                     ------
               Total current assets                                     3,485                      2,065

Furniture, fixtures and equipment                                         854                        591
Less:  accumulated depreciation                                          (171)                       (93)
                                                                       ------                     ------
                                                                          683                        498

Deferred tax asset                                                        278                         70
                                                                       ------                     ------
                                                                       $4,446                     $2,633
                                                                       ======                     ======


                                                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                     ------------------------------------

Accounts payable and accrued expenses                                  $  612                     $  882
Termination fee payable                                                   600                        600
Real estate taxes payable                                                 372                        170
Accounts payable - related party                                        1,838                        116
Security deposits                                                           6                          5
                                                                       ------                     ------
               Total current liabilities                                3,428                      1,773

Deferred rent payable                                                      58                         86
                                                                       ------                     ------
               Total liabilities                                        3,486                      1,859

Shareholders' equity:
       Common stock, $0.01 par value,
            20,000,000 shares authorized
            7,519,430 issued and outstanding                               75                         75
       Additional paid-in capital                                         625                        625
       Retained earnings                                                  260                         74
                                                                       ------                     ------
               Total shareholders' equity                                 960                        774
                                                                       ------                     ------
                                                                       $4,446                     $2,633
                                                                       ======                     ======

                             See accompanying notes.

                             ILM I LEASE CORPORATION

                              STATEMENTS OF INCOME
  For the nine- and three-month periods ended May 31, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                                                 Nine Months Ended         Three Months Ended
                                                                      May 31                     May 31
                                                                      ------                     ------

                                                                  1998        1997           1998        1997
                                                                  ----        ----           ----        ----
Revenues:
  Rental and other income                                      $14,375     $13,394         $4,830     $ 4,568
  Interest income                                                   48          62             28          24
                                                               -------     -------         ------     -------
                                                                14,423      13,456          4,858       4,592
Expenses:
  Master lease rent expense                                      5,397       4,945          1,814       1,710
  Dietary and food service salaries, wages and expenses          2,657       2,532            895         881
  Administrative salaries, wages and expenses                      896         918            256         322
  Marketing salaries, wages and expenses                           636         653            206         216
  Utilities                                                        595         620            196         191
  Repairs and maintenance                                          472         475            162         163
  Real estate taxes                                                676         616            205         193
  Property management fees                                         742         637            258         222
  Other property operating expenses                              1,102       1,108            374         350
  General and administrative                                       861         615            404         438
  Advisory fees                                                     --          67             --          23
  Depreciation expense                                              78          37             26          14
                                                               -------     -------         ------     -------
                                                                14,112      13,223          4,796       4,723
                                                               -------     -------         ------     -------

Income (loss) before taxes                                         311         233             62        (131)

Income tax expense (benefit):
  Current                                                           33          65           (40)         (61)
  Deferred                                                          92          28             65           9
                                                               -------     -------         ------     -------
                                                                   125          93             25         (52)
                                                               -------     -------         ------     -------

Net income (loss)                                              $   186     $   140         $   37     $   (79)
                                                               =======     =======         ======     =======

Basic earnings (loss) per share of common stock                $  0.02     $  0.02         $ 0.00     $ (0.01)
                                                               =======     =======         ======     =======


The above earnings per share of common stock is based upon the 7,519,430 shares outstanding for each period.



                             See accompanying notes.

                             ILM I LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the nine months ended May 31, 1998 and
                                1997 (Unaudited)
                    (In thousands, except per share amounts)

                                       Common Stock
                                      $.01 Par Value             Additional
                                  ---------------------           Paid-In          Retained
                                  Shares         Amount           Capital          Earnings           Total
                                  ------         ------           -------          --------           -----

Balance at August 31, 1996         7,519            $75             $625            $361              $1,061

Net income                            --             --               --             140                 140
                                   -----            ---             ----            ----              ------

Balance at May 31, 1997            7,519            $75             $625            $501              $1,201
                                   =====            ===             ====            ====              ======

Balance at August 31, 1997         7,519            $75             $625            $ 74              $  774

Net income                            --             --               --             186                 186
                                   -----            ---             ----            ----              ------

Balance at May 31, 1998            7,519            $75             $625            $260              $  960
                                   =====            ===             ====            ====              ======



                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                                           Nine Months Ended
                                                                           -----------------
                                                                                May 31
                                                                                ------
                                                                      1998                    1997
                                                                      ----                    ----
Cash flows from operating activities:
   Net income                                                         $186                    $140
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation expense                                            78                      37
        Deferred taxes, net                                           (208)                     28
        Changes in assets and liabilities:
             Accounts receivable - related party                      (113)                     --
             Accounts receivable                                       (17)                   (168)
             Prepaid expenses and other assets                         427                     118
             Accounts payable and accrued expenses                    (270)                     20
             Accounts payable - affiliates                           1,722                     (50)
             Real estate taxes payable                                 202                      45
             Deferred rent payable                                     (28)                    (28)
             Security deposits                                           1                      --
                                                                    ------                  ------
                Total Adjustments                                    1,794                       2
                                                                    ------                  ------
                Net cash provided by operating activities            1,980                     142
                                                                    ------                  ------

Cash flows from investing activities:
      Additions to furniture, fixtures and equipment                  (263)                   (173)
                                                                    ------                  ------
         Net cash used in investing activities                        (263)                   (173)
                                                                    ------                  ------

Net increase (decrease) in cash and cash equivalents                 1,717                     (31)

Cash and cash equivalents, beginning of period                       1,473                   2,185
                                                                    ------                  ------

Cash and cash equivalents, end of period                            $3,190                  $2,154
                                                                    ======                  ======


Supplemental disclosure:

Cash paid during the period for income taxes                        $   --                  $  110
                                                                    ======                  ======


                             See accompanying notes.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)

1.  General
    -------

    The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in ILM I Lease Corporation's ("the Company") Annual Report for the year ended August 31, 1997. In the opinion of management, the accompanying interim financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1998 and August 31, 1997 and revenues and expenses for each of the nine- and three-month periods ended May 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation.

    The Company was organized as a corporation on September 12, 1994 under the laws of the State of Virginia. Through August 31, 1995, the Company had no significant operations. The Company was formed by ILM Senior Living, Inc. ("ILM I"), formerly PaineWebber Independent Mortgage Fund, Inc., to operate eight rental housing projects that provide independent-living and assisted-living services for independent senior citizens ("the Senior Housing Facilities") under a master lease arrangement. ILM I initially made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Senior Housing Facilities between June 1989 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM I, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM I were merged into ILM Holding, Inc. ("ILM Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement (the "Agreement"), which was assigned to the Company as of September 1, 1995. The Agreement with AHC was terminated in July 1996.

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

    The Company's sole business is the operation of the Senior Housing Facilities. The Company leases the Senior Housing Facilities from ILM Holding, a majority-owned and consolidated affiliate of ILM I, which currently holds title to the Senior Housing Facilities, pursuant to a master lease which commenced on September 1, 1995 and expires on December 31, 1999 (see Note 2). In July, 1996, the Company entered into a property management agreement with Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to handle the day-to-day operation of the Senior Housing Facilities. In November 1996, Lawrence A. Cohen, a director of the Company and President, Chief Executive Officer and Director of ILM I, became Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, the management agreement with Capital is considered a related party transaction (see Note 3).

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

    Descriptions of the properties covered by the master lease between the Company and ILM Holding are summarized as follows:

                                                                                        Rentable      Resident
Name                                                  Location                           Units       Capacities
----                                                  --------                           -----       ----------
Independence Village of East Lansing                  East Lansing, MI                    161           162
Independence Village of Winston-Salem                 Winston-Salem, NC                   159           161
Independence Village of Raleigh                       Raleigh, NC                         164           205
Independence Village of Peoria                        Peoria, IL                          165           181
Crown Point Apartments                                Omaha, NE                           135           163
Sedgwick Plaza Apartments                             Wichita, KS                         150           170
West Shores                                           Hot Springs, AR                     136           166
Villa Santa Barbara (1)                               Santa Barbara, CA                   125           125

(1) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation ("Lease II"). The Company has entered into an agreement with Lease II regarding such joint tenancy. Lease II was formed for similar purposes as the Company by an affiliated REIT, ILM II Senior Living, Inc. ("ILM II"), a subsidiary of which owns a portion of the Villa Santa Barbara property. The portion of the Senior Housing Facility leased by the Company represents 25% of the total project. Villa Santa Barbara is 25% owned by ILM Holding and 75% by ILM II Holding, Inc., a majority-owned and consolidated subsidiary of ILM II.

    During the term of the master lease, the Company is obligated to pay annual base rent for the Senior Housing Facilities. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. The Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. In addition, beginning in the second quarter of fiscal 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent for each facility. Variable rent is payable quarterly and equals 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent amounted to $651,026 and $232,270 for the nine- and three-month periods ended May 31, 1998, respectively. This compares to variable rent of approximately $199,000 and $128,000 for the nine- and three-month periods ended May 31, 1997, respectively.

    Under the master lease, the Company's use of the properties is limited to use as Senior Housing Facilities unless the Lessor's consent to some other use is obtained. The Company has responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each facility, and to use and maintain each Senior Housing Facility in compliance with all local board of health and other applicable governmental and insurance regulations. The Senior Housing Facilities located in Arkansas, California and Kansas are licensed by such states to provide assisted living services. Also, various health and safety regulations and standards, which are enforced by state and local authorities, apply to the operation of all the Senior Housing Facilities. Violations of such health and safety standards could result in fines, penalties, closure of a Senior Housing Facility, or other sanctions.

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

     The Company has retained Capital to be the property manager of the Senior Housing Facilities pursuant to a management agreement which commenced on July 29, 1996. In November 1996, Lawrence A. Cohen, a Director of the Company and President, Chief Executive Officer and Director of ILM I, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. The initial term of the management agreement expires on December 31, 1999, which coincides with the expiration of the master lease agreement between the Company and ILM Holding described in Note 2. Under the terms of the management agreement, in the event that the master lease agreement is extended beyond December 31, 1999, the management agreement will be extended as well, but not beyond July 29, 2001. Under the terms of the management agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital is also eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve-month period ending on the last day of each calendar month exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of facility expansion costs. ILM I has guaranteed the payment of all fees due to Capital under the terms of the management agreement. For the nine- and three-month periods ended May 31, 1998, Capital earned property management fees from the Company of $742,000 and $258,000, respectively. This compares to $637,000 and $222,000 for the nine- and three-month periods ended May 31, 1997, respectively.

     On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding will reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the nine- and three-month periods ended May 31, 1998, Capital Senior Development, Inc. earned fees from the Company of $212,465 and $82,616, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

     Jeffry R. Dwyer, Secretary and Director of the Company, is an employee of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, which began acting as Counsel to the Company and its affiliates in late fiscal 1997. For the nine- and three-month periods ended May 31, 1998, Greenberg Traurig Hoffman Lipoff Rosen & Quentel earned fees from the Company of $115,794 and $63,811, respectively.

     Accounts receivable - related party at May 31, 1998 and August 31, 1997 includes advances of $205,871, and $93,000, respectively, to ILM Holding, primarily to fund facility expansion costs. Accounts payable - related party at May 31, 1998 and August 31, 1997 consists principally of base rent and variable rent payable to ILM Holding of $1,823,474 and $116,000, respectively, and expense reimbursement payable to Lease II of $15,000 and $0, respectively.

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

                             ILM I LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

4.  Legal Proceedings and Contingencies (continued)
    -----------------------------------------------

Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic State of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM Holding. The counterclaim alleged that the management agreement was wrongfully terminated for cause and requests damages, which include the payment of a termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeded $2,000,000. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM I and ILM II in the aggregate amount of $1,000,000 ("the Orders"). In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM II, and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently pursue the appeal. The eventual outcome of this litigation cannot presently be determined. However, provision of $600,000 for the liability which might result to the Company was recorded as "termination fee payable" at May 31, 1998 and August 31, 1997. The remaining $400,000 was recorded on the financial statements of Lease II. ILM I has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that the Company fails to perform pursuant to its contractual obligations.

    On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property management agreement with ILM Holding by inducing ILM Holding to terminate the management agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. Trial in the action is expected during 1998 and discovery has begun. At a meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital and its affiliates in the California litigation. Subsequently, the Boards of the Company and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California Litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. As of May 31, 1998, the amount advanced to Capital by the Company and Lease II totaled approximately $335,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

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

    The master lease agreement, which commenced on September 1, 1995, is between ILM Holding, as owner of the properties and lessor, and the Company, as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM Holding decide that any of the Senior Housing Facilities should be expanded, the master lease agreement between the Company and ILM Holding would be amended to include such expansion. During the initial term of the master lease, which expires on December 31, 1999, the Company is obligated to pay annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $6,364,800. Beginning in January 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. For the nine- and three-month periods ended May 31, 1998, variable rent expense was $651,026 and $232,270, respectively. This compares to variable rent of approximately $199,000 and $128,000 for the nine- and three-month periods ended May 31, 1997, respectively.

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

                             ILM I LEASE CORPORATION
          MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

    Occupancy levels for the eight properties which the Company leases from ILM Holding averaged 95% and 96%, respectively, for the nine- and three-month periods ended May 31, 1998. Base master lease payments of $6,364,800, will remain in effect throughout the remaining term of the lease. As noted above, the master lease also provides for the payment of variable rent and the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM Holding.

    The Company and ILM I have been pursuing the potential for future expansion of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Raleigh, North Carolina, East Lansing, Michigan, Omaha, Nebraska, Peoria, Illinois and Hot Springs, Arkansas. Approximately two acres of land located adjacent to the East Lansing facility and approximately two-and-one-half acres of land located adjacent to the Omaha facility were acquired by ILM Holding during the quarter ended November 30, 1997. In addition, an agreement has been obtained by ILM Holding to purchase approximately five acres of land located adjacent to the Peoria facility. In May 1998, the Company and ILM Holding decided not to pursue the Peoria expansion over the near term and allowed the agreement to expire. The Hot Springs facility already includes a vacant land parcel of approximately two acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Raleigh and Omaha.

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

    At May 31, 1998, the Company had cash and cash equivalents of $3,190,000. Such amounts will be used for the Company's working capital requirements. As noted above, under the terms of the master lease, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. The Company has not paid cash dividends in fiscal 1996, 1997 or 1998. The Company may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flows from the Senior Housing Facilities, net of the master lease payments to ILM Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

    While the Company has potential liabilities pending due to ongoing litigation against the Company, or for which the Company is a guarantor, the eventual outcome of this litigation cannot presently be determined. The court order in the Virginia AHC litigation equals $1 million and the California litigation by AHC seeks at least $2 million. As discussed in Note 4, Legal Proceedings and Contingencies, the Company and Lease II have agreed to indemnify Mr. Cohen and to advance funds to Capital to pay reasonable legal fees and expenses in the California litigation. Amounts are being advanced 60% by the Company and 40% by Lease II based on their relative sizes and the identity of the issues. The Company will vigorously defend against all claims made against it and, at this time, it is not certain that the Company will have ultimate responsibility for any such claims.

    The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

                             ILM I LEASE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Results of Operations
Nine Months Ended May 31, 1998 versus Nine Months Ended May 31, 1997

Revenues
    Total revenues were $14,423,000 for the nine months ended May 31, 1998 compared to $13,456,000 for the same period of the prior year, representing an increase of $967,000 or 7.2%. Rental and other income from the Company's Senior Housing Facilities operations increased $981,000 primarily as a result of improved occupancies and increased rental rates at certain of the facilities located in strong markets.

Expenses
    Total expenses were $14,112,000 for the nine months ended May 31, 1998 compared to $13,223,000 for the same period in the prior year, representing an increase of $889,000 or 6.7%. This increase was principally comprised of increases in master lease expense of $452,000, dietary and food service salaries, wages and expenses of $125,000, general and administrative expenses of $246,000, and property management fees of $105,000, offset by minor decreases in certain other expenses. The increase in master lease expense is the result of variable rent payments due under the master lease agreement. General and administrative expenses increased principally as a result of the AHC litigation expenses.

Income Tax Expense
    Income tax expense increased overall by $32,000 or 34% as compared to the same period in the prior year, as a result of an increase in income before taxes of $78,000.

Net Income
    Primarily as a result of the factors noted above, net income increased from $140,000 for the nine-month period ended May 31, 1997 to $186,000 for the nine-month period ended May 31, 1998.


Results of Operations
Three Months Ended May 31, 1998 versus Three Months Ended May 31, 1997

Revenues
    Total revenues were $4,858,000 for the quarter ended May 31, 1998 compared to $4,592,000 for the same period of the prior year, representing an increase of $266,000 or 5.8%. Rental and other income from the Company's Senior Housing Facilities operations increased $262,000, primarily as a result of improved occupancies and increased rental rates at certain of the facilities located in strong markets.

Expenses
    Total expenses were $4,796,000 for the quarter ended May 31, 1998 compared to $4,723,000 for the same period in the prior year, representing an increase of $73,000 or 1.5%. This increase was principally comprised of increases in master lease expense of $104,000 and property management fees of $36,000, offset by minor decreases in certain other expenses. The increase in master lease expense is the result of variable rent payments due under the master lease agreement.

Income Tax Expense
    Income tax expense increased overall by $77,000 as compared to the same period in the prior year, as a result of an increase in income of $193,000.

Net Income
    Primarily as a result of the factors noted above, net income increased from a net loss of $79,000 for the quarter ended May 31, 1997 to net income of $37,000 for the quarter ended May 31, 1998.

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



Dated:  July 15, 1998