Form 10-K405
period 1998-08-31
ILM I LEASE CORP
filed 1999-02-24
CIK 932091

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----                    SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1998
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____.

                         Commission File Number: 0-25878
                                                 -------

                             ILM I LEASE CORPORATION
             (Exact name of registrant as specified in its charter)

       Virginia                                                  04-3248637
-----------------------                                       ----------------
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)

28 State Street, Suite 1100, Boston, MA                             02109
--------------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code:             888-257-3550
                                                                ------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        No  X
    ---       ---

Shares of common stock outstanding as of August 31, 1998: 7,519,430. The aggregate sales price of the shares sold was $700,000. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Documents                                            Form 10-K Reference
-------------------------                                    -------------------
Registration Statement on Form 10 of registrant              Part III, Part IV
dated July 20, 1995, as supplemented [33 Act filing
#33-27653]

Current Report on Form 8-K                                   Part IV
of registrant dated August 21, 1998

================================================================================

                             ILM I LEASE CORPORATION

                                 1998 FORM 10-K

                                TABLE OF CONTENTS

Part I                                                                                       Page
------                                                                                       ----
Item  1          Business....................................................................I-1

Item  2          Properties..................................................................I-4

Item  3          Legal Proceedings...........................................................I-5

Item  4          Submission of Matters to a Vote of Security Holders.........................I-6

Part II
-------
Item  5          Market for the Registrant's Shares and Related
                 Stockholder Matters........................................................II-1

Item  6          Selected Financial Data....................................................II-1

Item  7          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................................II-2

Item  8          Financial Statements and Supplementary Data................................II-6

Item  9          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................II-6

Part III
--------
Item  10         Directors and Executive Officers of the Registrant........................III-1

Item  11         Executive Compensation....................................................III-2

Item  12         Security Ownership of Certain Beneficial Owners and Management............III-3

Item  13         Certain Relationships and Related Transactions............................III-3

Part IV
-------
Item  14         Exhibits, Financial Statement Schedules and Reports on Form 8-K............IV-1

Signatures..................................................................................IV-2

Index to Exhibits...........................................................................IV-3

Financial Statements and Supplementary Data...............................................F1-F16

                            ILM I LEASE CORPORATION

                                     PART I
                                     ------

Item 1. Business
----------------

     ILM I Lease Corporation (the "Company") was formed in 1994 by ILM Senior Living, Inc. ("ILM I"), formerly PaineWebber Independent Living Mortgage Fund, Inc., a publicly-held, non-traded Real Estate Investment Trust ("REIT"), for the purpose of operating eight rental housing projects that provide independent living and assisted living services for senior citizens (the "Senior Housing Facilities") under the terms of a master lease agreement. ILM I contributed $700,000 to the Company in return for all of the issued and outstanding shares of the Company's common stock. ILM I had originally made mortgage loans secured by the Senior Housing Facilities to Angeles Housing Concepts, Inc. ("AHC") between June 1989 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM I, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM I were merged into ILM Holding, Inc. ("ILM Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement which was assigned to the Company as of September 1, 1995. As discussed further in Item 7, the agreement with AHC was terminated in July 1996.

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

     The Company's sole business is the operation of the Senior Housing Facilities. The Company leases the Senior Housing Facilities from ILM Holding, a majority-owned and consolidated affiliate of ILM I, which currently holds title to the Senior Housing Facilities, pursuant to a master lease which commenced on September 1, 1995 and expires on December 31, 1999; provided, however, that such master lease may be terminated earlier by ILM Holding, in connection with a sale of the Senior Housing Facilities to a non-affiliated third party, upon 30 days notice to the Company.

     In July 1996, the Company terminated the property management agreement with AHC and entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. Since November 1996, Lawrence A. Cohen, who, until July 28, 1998, served as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, through July 28, 1998, the management agreement with Capital was considered a related party transaction.

                            ILM I LEASE CORPORATION

----------------------------

     The master lease agreement, which commenced on September 1, 1995, is between ILM Holding, as owner of the properties and lessor, and the Company, as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, the Company is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $6,364,800 per year. Beginning in January 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent expense related to fiscal years 1998 and 1997 was $894,000 and $315,000, respectively.

     The Senior Housing Facilities which the Company has leased from ILM Holding as of August 31, 1998 are described below:

                                                                        Rentable      Resident
Property Name and Location (1)             Type of Property               Units      Capacities
------------------------------             ----------------               -----      ----------

Independence Village of Winston-Salem      Senior Housing Facility         159          161
Winston-Salem, NC

Independence Village of East Lansing       Senior Housing Facility         161          162
East Lansing, MI

Independence Village of Raleigh            Senior Housing Facility         164          205
Raleigh, NC

Independence Village of Peoria             Senior Housing Facility         165          181
Peoria, IL

Crowne Point Apartments                    Senior Housing Facility         135          163
Omaha, NE

Sedgwick Plaza Apartments                  Senior Housing Facility         150          170
Wichita, KS

West Shores                                Senior Housing Facility         136          166
Hot Springs, AR

Villa Santa Barbara (2)                    Senior Housing Facility         125          125
Santa Barbara, CA

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the agreements through which the Company has leased these facilities.

(2) The Company operates the Villa Santa Barbara facility under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation ("Lease II"). The Company and Lease II have entered into a joint tenancy agreement which governs the operation of the property and the apportionment of revenues and expenses between the parties. Any amounts generated by the operations of the Santa Barbara property are equitably apportioned between the Company and Lease II (25% and 75%, respectively).

     The Senior Housing Facilities are subject to competition from similar properties in the vicinities in which they are located. The properties are located in areas with significant senior citizen populations and, as a result there are, and will likely continue to be, a variety of competing projects aimed at attracting senior residents. Such

                            ILM I LEASE CORPORATION

----------------------------

projects will generally compete on the basis of rental rates, services, amenities and location. The Company has no real estate investments located outside the United States. The Company's sole business is the operation of the Senior Housing Facilities. Therefore, presentation of information about industry segments is not applicable.

     Through June 18, 1997, and subject to the supervision of and pursuant to the general policies set by the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber Lease Advisor, L.P. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Lease Advisor, L.P. and all affiliates of PaineWebber that provided services to the Company in the past. PaineWebber resigned from this position effective as of June 18, 1997. PaineWebber agreed to perform certain administrative services for the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies and consultants including Fleet Bank, Ernst & Young LLP, MAVRICC Management Systems, Inc. and Smith and Company. In addition, C. David Carlson, who was a Vice President of ILM I until the date of PaineWebber's resignation and a Vice President of PaineWebber through October 1997, where he served as Portfolio Manager to the Company, now serves as a consultant to the Company. The resignation of PaineWebber is discussed further below.

     There are currently three Directors of the Company, none of whom are affiliates of PaineWebber or the property management company. The Directors are subject to removal by the vote of the holders of a majority of the outstanding shares of the Company's common stock.

     The terms of transactions between the Company and PaineWebber and similar disclosures with respect to relationships of other related parties which provide services to the Company are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

     As discussed further in Item 7, on July 29, 1996, the Company terminated the property management agreement with AHC and retained Capital to be the property manager of the Senior Housing Facilities, and ILM I has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Since November 1996, Lawrence A. Cohen, who, through July 28, 1998, served as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, through July 28, 1998, Capital was considered a related party (see Item 13). Capital earned property management fees from the Company of $919,000 and $841,000 for the years ended August 31, 1998 and 1997, respectively.

     At a meeting of the Boards of Directors of ILM I and an affiliated entity, ILM II Senior Living, Inc., ("ILM II"), formerly PaineWebber Independent Living Mortgage, Inc., on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities operated by the Company and held by ILM I as well as the Senior Housing Facilities held by ILM II, by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the Senior Housing Facilities held by ILM I and ILM II for $127 million, thereby guaranteeing the shareholders a "floor" price. The Senior Housing Facilities operated by the Company under its master lease with ILM Holding would represent approximately $75 million of this amount. After taxes and closing costs, net proceeds to ILM I would equal approximately $71 million or approximately $9.41 per share of ILM I common stock. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM I in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company, ILM I and ILM II and their affiliates. Following a comprehensive analysis, the investment banking firm recommended that PaineWebber's proposal should be declined and that

                            ILM I LEASE CORPORATION

----------------------------

instead investigation of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of ILM I and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Board's view, the liquidation price would not reflect the "going concern" values of ILM I and ILM II and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate ILM I and ILM II on the suggested terms three years prior to their scheduled termination date.

     PaineWebber indicated to the ILM I and ILM II Boards in its January 10, 1997 proposal that it would not wish to continue to serve as advisor to ILM I, ILM II and their affiliates if they declined to accept PaineWebber's proposal. The Company, Lease II, ILM I, and ILM II accepted the resignation of PaineWebber, effective June 18, 1997. PaineWebber continued to provide certain administrative services to the Company, Lease II, ILM I, and ILM II through August 31, 1997, pursuant to the terms of a transition services agreement. The Company and its affiliates also accepted, effective as of June 18, 1997, the resignations of those Officers and Directors who were employees of or otherwise affiliated with PaineWebber.

     The Company and ILM I are continuing to review various strategic alternatives to maximize shareholder value and liquidity and have engaged professional financial and legal advisors to formulate and present plans and proposals for consideration by the Board. Although no definitive plans, arrangements or understandings have been agreed to at this time, ILM I is actively reviewing the feasibility of a variety of financial transactions and proposals, including the reorganization of the ownership of the Senior Housing Facilities, business combinations with third parties and the sale of ILM I by means of cash and or stock-for-stock merger. There can be no assurance that any definitive transaction will be formulated, agreed to or consummated. In addition, because the master lease is due to terminate on December 31, 1999, but could be terminated earlier by ILM Holding if the Senior Housing Facilities are sold by ILM Holding, the Company's operations would not be expected to continue beyond the date of any such transaction.

Item 2. Properties
------------------

     As of August 31, 1998, the Company has leased the eight operating properties referred to under Item 1 to which reference is made for the description, name and location of such properties.

     Average occupancy levels for each fiscal quarter during 1998, along with an average for the year, are presented below for each property:

                                                                Average Quarterly Occupancy
                                         ---------------------------------------------------------------------------
                                                                                                         Fiscal 1998
                                            11/30/97        2/28/98        5/31/98         8/31/98         Average
                                            --------        -------        -------         -------       -----------
Independence Village
   of Winston-Salem                           96%             95%            94%             92%             94%

Independence Village
   of East Lansing                            93%             95%            94%             94%             94%

Independence Village of Raleigh               96%             97%            98%             96%             97%

Independence Village of Peoria                99%             99%            98%             99%             99%

Crown Pointe Apartments                       98%             99%            98%             96%             98%

Sedgwick Plaza Apartments                     91%             90%            89%             91%             90%

West Shores                                   95%             93%            98%             97%             96%

Villa Santa Barbara                           96%             97%            95%             96%             96%

                            ILM I LEASE CORPORATION

Item 3. Legal Proceedings
-------------------------

     On July 29, 1996, Lease I and ILM Holding (collectively for this Item 3, the "Companies") terminated a property management agreement with AHC, which covered the eight Senior Housing Facilities leased by Lease I from ILM Holding and engaged Capital as property manager. The management agreement with AHC was terminated for cause pursuant to Sections 1.05(a)(i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies.

     Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a counterclaim against ILM Holding. The counterclaim alleged that the management agreement was wrongfully terminated for cause and requested damages which included the payment of the termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the agreement could have been terminated without cause, and recovery of attorney's fees and expenses.

     The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeded $2,000,000. ILM I had guaranteed the payment of a termination fee at issue in these proceedings to the extent that any termination fee was deemed payable by the court and in the event that the Company failed to perform pursuant to its obligations under the management agreement. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM I and ILM II in the amount of $1,000,000 (the "Orders"). The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM II and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders.

     On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998 was a Director of the Company and President, Chief Executive Officer and Director of ILM I, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease II on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of the Company and Lease II voted to increase the maximum amount of the advance to Capital to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By August 31, 1998 Capital had incurred $683,000 of legal expenses in the California litigation. At August 31, 1998, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II for Capital's California litigation costs totaled approximately $519,000, although the final amount to be reimbursed to Capital has not yet been determined.

                            ILM I LEASE CORPORATION

-------------------------------------

     On August 18, 1998, the Company and its affiliates along with Capital and its affiliates entered into a settlement agreement with AHC. The Company and Lease II agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. The Company's Board of Directors believes that settling the AHC litigation is a prudent course of action because the settlement amount represents a small percentage of the increases in cash flow and value achieved for the Company and its affiliates over the past two years.

     Due to the Order, $1,000,000 had been recorded as a liability by the Company and Lease II at the end of fiscal year 1997. At August 31, 1997, a provision of $600,000 for the liability which might have resulted to the Company had been recorded as "termination for payable" in the financial statements of the Company, with the remaining $400,000 provision recorded by Lease II. Due to the final settlement agreement, the 1997 provisions were increased by $625,000 at August 31, 1998. An additional provision of $375,000 was recorded in the financial statements of the Company with the remaining $250,000 recorded in the financial statements of Lease II. On September 4, 1998, subsequent to the end of the fiscal year, the full settlement amounts were paid to AHC and its affiliates.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     At the Annual Meeting of Shareholders held on July 28, 1998, Julien G. Redele, Jeffry R. Dwyer, and J. William Sharman, Jr., were elected to serve as Directors of the Company until the 1999 Annual Meeting, and the designation of Ernst & Young LLP as auditors for the fiscal year ending August 31, 1998, was ratified. Jeffry R. Dwyer has served as a Director since September 13, 1994, the date of incorporation of the Company. J. William Sharman, Jr., has served as a Director of the Company since September 18, 1997.

                            ILM I LEASE CORPORATION

                                     PART II
                                     -------

Item 5. Market for the Registrant's Shares and Related Stockholder Matters
--------------------------------------------------------------------------

     Prior to September 1, 1995, the Company was a wholly-owned subsidiary of ILM I. Pursuant to a reorganization and distribution agreement, ILM I capitalized the Company with $700,000, an amount estimated to provide the Company with necessary working capital. On September 1, 1995, MAVRICC Management Systems, Inc., as the distribution agent, caused to be issued on the stock records of the Company the distributed common stock of the Company, in uncertificated form, to the holders of record of ILM I common stock at the close of business on July 14, 1995. One share of the Company's common stock was distributed for each outstanding share of ILM I common stock. No certificates or scrip representing fractional shares of the Company's common stock were issued to holders of ILM I common stock as part of the distribution. In lieu of receiving fractional shares, each holder of ILM I common stock who would otherwise have been entitled to receive a fractional share of the Company's common stock received a cash payment equivalent to $0.15 per share for such fractional interest. At August 31, 1998, there were 5,103 record holders of the Company's shares. The shares do not trade on an established exchange and the only market that has developed is a secondary market. Although PaineWebber and others may endeavor to assist Shareholders desiring to sell their shares by attempting to match requests to sell shares with requests to purchase shares, such transfers are not expected to be frequent.

     The Company did not pay cash dividends in fiscal years 1998, 1997 and 1996. The Company intends to review this policy during fiscal 1999, and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors.

Item 6. Selected Financial Data
-------------------------------

                                              ILM I Lease Corporation
                                   (Dollars in thousands, except per share data)

                                             For the year ended       For the year ended     For the year ended
                                               August 31, 1998          August 31, 1997        August 31, 1996
                                            --------------------     -------------------    -------------------

Revenues                                            $19,294                 $18,121               $ 17,285

Income (loss) before income taxes                   $  (435)                $  (479)              $    603

Income tax expense (benefit)                        $   (54)                $  (192)              $    241

Net income (loss)                                   $  (381)                $  (287)              $    362
                                                  =========               =========             ==========
Net income (loss) per share of
   common stock                                     $ (0.05)                $ (0.04)              $   0.05
                                                  =========               =========             ==========

Total assets                                        $ 3,198                 $ 2,633               $  2,797

Shares outstanding                                7,519,430               7,519,430             7,519,430

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing in item 14 in this annual report.

                            ILM I LEASE CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

       The master lease agreement, which commenced on September 1, 1995, is between ILM Holding, as owner of the properties and lessor, and the Company, as lessee. The master lease is a "triple-net" lease whereby the Company, as the lessee, pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM Holding decide that any of the Senior Housing Facilities should be expanded, the master lease agreement between the Company and ILM Holding would be amended to include such expansion. During the initial term of the master lease, which expires on December 31, 1999, the Company is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $6,364,800 each year. Beginning in January 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent expense related to the years ended August 31, 1998 and 1997, respectively, was $894,000 and $315,000.

                            ILM I LEASE CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

     As noted above, the Company's master lease is scheduled to expire on December 31, 1999. Accordingly, since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM I, there is no assurance that the Company's operations will continue beyond December 1999. The master lease may be terminated earlier, however, by ILM Holding upon 30 days notice to the Company in connection with a sale to a non-affiliated third party of the Senior Housing Facilities.

     On July 29, 1996, the Company terminated the agreement with AHC covering eight Senior Housing Facilities leased by the Company (see "Item 3, Legal Proceedings") and retained Capital to be the manager of the Senior Housing Facilities. Lawrence A. Cohen, who, through July 28, 1998 served as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, until July 28, 1998, Capital was considered a related party. Under the terms of the management agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined, as well as an incentive management fee equal to 25% of the amount by which net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the consumer price index as well as 15% of facility expansion costs. ILM I has guaranteed the payment of all fees due to Capital under the terms of the management agreement.

     On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998 was a Director of the Company and President, Chief Executive Officer and Director of ILM I, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease II on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of the Company and Lease II voted to increase the maximum amount of the advance to Capital to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000.

     By August 31, 1998 Capital had incurred $683,000 of legal expenses in the California litigation. At August 31, 1998, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II for Capital's California litigation costs totaled approximately $519,000, although the final amount to be reimbursed to Capital has not yet been determined.

     Occupancy levels for the eight properties which the Company leases from ILM Holding averaged 96% for the year ended August 31, 1998. The Senior Housing Facilities have generated sufficient net cash flow to cover the base master lease payments at their current level of $6,364,800 per year since the inception of the Company's operations. As noted above, the master lease also provides for the payment of variable rent beginning in January 1997. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above. Accordingly, the Company had variable rental expense in fiscal years 1998 and 1997 in the amount of $894,000 and $315,000, respectively.

                            ILM I LEASE CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

     At August 31, 1998, the Company had cash and cash equivalents of $1,897,000. Such amounts will be used for the Company's working capital requirements. As noted above, under the terms of the master lease, the Lessor is responsible for any major capital improvements or structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal years 1998, 1997 and 1996. The Company intends to review this policy during fiscal 1999, and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the master lease payments to ILM Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

     The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

Results of Operations

1998 Compared to 1997
---------------------

     Revenues. Total revenues were $19,294,000 for the year ended August 31, 1998 compared to $18,121,000 for the year ended August 31, 1997, representing an increase of $1,173,000 or 6.5%. Rental and other income from the Company's senior housing operations increased $1,183,000 primarily as a result of improved occupancies and increases in rental rates at certain of the facilities located in strong markets.

     Expenses. Total expenses were $19,729,000 in fiscal 1998 compared to $18,600,000 in fiscal 1997, representing an increase of $1,129,000 or 6.1%. This increase was principally comprised of increases in master lease expense of $579,000, dietary and food service salaries, wages and expenses of $135,000, general and administrative expenses of $593,000, property management fees of $78,000, and additional termination fee expense incurred in fiscal 1998 of $375,000 (see "Item 3, Legal Proceedings"). In addition, total charges to depreciation expense in 1998 include additional depreciation expense of $136,000 in recognition of changes in remaining useful life for certain assets purchased in 1997 and prior to conform to the lease termination date, as such assets are not subject to repurchase by ILM Holding. These increases were offset, in part, by a decrease in administrative salaries, wages and expenses of $59,000, marketing salaries, wages and expenses of $27,000, other property operating expenses of $88,000 and advisory fees of $70,000. The increase in master lease expense is the result of variable rents due under the Master Lease Agreement in 1998. General and administrative expense increased as a result of higher AHC litigation expenses in 1998 coupled with the analysis of restructuring alternatives performed by an independent investment banking firm. The increases in other operating costs cited above were the result of higher operating levels associated with improved occupancies.

     Income tax expense. Income tax benefit decreased from $192,000 in fiscal 1997 to a benefit of $54,000 in fiscal 1998, after giving effect to the $120,000 valuation allowance in 1998 on the Company's deferred tax asset. The effective income tax rate was 7% in fiscal 1998 and 40% in fiscal 1997. The 1997 deferred tax provision reflects a reclassification of $240,000 of current tax expense in 1997, which was ultimately determined to be deductible in 1998.

     Net income (loss). Primarily as a result of the factors discussed above, net loss increased from a net loss of $287,000 in fiscal 1997 to a net loss of $381,000 in fiscal 1998.

                            ILM I LEASE CORPORATION


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

1997 Compared to 1996
---------------------

     Revenues. Total revenues were $18,121,000 for the year ended August 31, 1997, compared to $17,285,000 for the year ended August 31, 1996, representing an increase of $836,000, or 4.8%. Rental and other income from the Company's senior housing operations increased $822,000, primarily as a result of improved occupancies and increases in rental rates at certain of the facilities located in strong markets.

     Expenses. Total expenses were $18,600,000 in 1997 compared to $16,682,000 in 1996, representing an increase of $1,918,000 or ll.5%. This increase was principally comprised of increases in master lease expense of $315,000, dietary and food service salaries, wages and expenses of $262,000, administrative salaries, wages and expenses of $171,000, general and administrative expenses of $545,000 and other property operating expenses of $136,000, as well as the $600,000 termination fee expense which was accrued in 1997 (see "Item 3, Legal Proceedings"). These increases were offset, in part, by a decrease in property management fees as a result of the July Master Lease Agreement for the first time in 1997. General and administrative expense increased as a result of higher AHC litigation expenses in 1997 coupled with the analysis of restructuring alternatives performed by an independent investment banking firm. The increases in other operating costs cited above were the result of higher operating levels associated with improved occupancies and the implementation of a health insurance program for property-level staff.

     Income tax expense. Income tax expense decreased from $241,000 in 1996 to a benefit of $192,000 in 1997 as a result of a net loss before taxes of $479,000 as the effective income tax rate was 40% in both years.

     Net income. Primarily as a result of the factors discussed above, net income decreased from $362,000 in 1996 to a net loss of $287,000 in 1997.

Inflation
---------

     The Company completed its third full year of operations in fiscal 1998. The effects of inflation and changes in prices on the Company's operating results to date have not been significant.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     The financial statements and supplementary data are included under Item 14 of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

                            ILM I LEASE CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

Forward-Looking Information

     CERTAIN STATEMENTS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K ("ANNUAL REPORT") CONSTITUTE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS "BELIEVES," "COULD," "MAY," "SHOULD," "ENABLE," "LIKELY," "PROSPECTS," "SEEK," "PREDICTS," "POSSIBLE," "FORECASTS," "PROJECTS," "ANTICIPATES," "EXPECTS" AND WORDS OF ANALOGOUS IMPORT AND CORRELATIVE EXPRESSIONS THEREOF, AS WELL AS STATEMENTS PRECEDED OR OTHERWISE QUALIFIED BY:
"THERE CAN BE NO ASSURANCE" OR "NO ASSURANCE CAN BE GIVEN." SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, STRATEGIES OR GOALS ALSO ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS MAY ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING, AMONG OTHER THINGS, THE COMPANY'S CASH FLOWS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION; THE CONSUMMATION OF ACQUISITION AND FINANCING TRANSACTIONS AND THE EFFECT THEREOF ON THE COMPANY'S BUSINESS, ANTICIPATED CAPITAL EXPENDITURES, PROPOSED OPERATING BUDGETS AND ACCOUNTING RESERVES; LITIGATION; PROPERTY EXPANSION AND DEVELOPMENT PROGRAMS OR PLANS; REGULATORY MATTERS; AND THE COMPANY'S PLANS, GOALS, STRATEGIES AND OBJECTIVES FOR FUTURE OPERATIONS AND PERFORMANCE. ANY SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF ASSUMPTIONS REGARDING, AMONG OTHER THINGS, GENERAL ECONOMIC, COMPETITIVE AND MARKET CONDITIONS. SUCH ASSUMPTIONS NECESSARILY ARE BASED ON FACTS AND CONDITIONS AS THEY EXIST AT THE TIME SUCH STATEMENTS ARE MADE, THE PREDICTION OR ASSESSMENT OF WHICH MAY BE DIFFICULT OR IMPOSSIBLE AND, IN ANY CASE, BEYOND THE COMPANY'S CONTROL. FURTHER, THE COMPANY'S BUSINESS IS SUBJECT TO A NUMBER OF RISKS THAT MAY AFFECT ANY SUCH FORWARD-LOOKING STATEMENTS AND ALSO COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS PARAGRAPH. MOREOVER, THE COMPANY DOES NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN GENERAL ECONOMIC, COMPETITIVE OR MARKET CONDITIONS AND DEVELOPMENTS BEYOND ITS CONTROL.

     READERS OF THIS ANNUAL REPORT ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY OF THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AND THE COMPANY MAKES ABSOLUTELY NO PROMISES, GUARANTEES, REPRESENTATIONS OR WARRANTIES AS TO THE ACCURACY THEREOF.

                             ILM I LEASE CORPORATION


                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     There currently are three Directors of the Company. The Directors are subject to removal by the vote of the holders of a majority of the outstanding shares of the Company's common stock. The Directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as Directors.

     (a) and (b) The names and ages of the Directors and Executive Officers of the Company during fiscal 1998 are as follows:

                                                                                     Dates
     Name                        Office                                     Age      of Office
     ----                        ------                                     ---      ---------

     Julien G. Redele            President and Director                     63       7/28/98-present
     Jeffry R. Dwyer             Secretary and Director                     52       9/13/94*-present
     J. William Sharman, Jr.     Director                                   58       9/18/97-present

     Lawrence A. Cohen           Director                                   45       9/13/94*-9/28/98
     John B. Watts III           Director                                   45       9/13/94*-9/28/98

     * The date of incorporation of the Company.

     (c) There is no family relationship among any of the current Directors or Officers. All of the current Directors and Officers of the Company have been elected to serve until the Company's next annual meeting.

     (d) The business experience of each of the Directors and Executive Officers of the Company is as follows:

     Julien G. Redele is one of the original founders of SFRE, Inc., a Dutch owned real estate investment and development firm which has served since 1963 as advisor to Dutch institutional, corporate and individual investors active in the United States. Mr. Redele serves as a Director of the Island Preservation Partnership. Mr. Redele attended Westersingel Business School, Rotterdam, where he studied economics, law and finance. Mr. Redele also presently serves as President and Director of Lease II.

     Jeffry R. Dwyer is Secretary and Director of the Company. Mr. Dwyer has been a shareholder of Greenberg Traurig, which has provided legal services to the Company and its affiliates since June 1997. From 1993 to 1997 Mr. Dwyer was a partner with the law firm of Akin, Gump, Strauss, Hauer & Feld in the District of Columbia. Prior to joining Akin, Gump, Strauss, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Mr. Dwyer also presently serves as Secretary and a Director of ILM I, ILM II and Lease II. Mr. Dwyer has written several law review articles and a major treatise on real estate financing and taught Real Estate Planning as an Adjunct Professor at the Georgetown University law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.

     J. William Sharman, Jr. was President and Director of the Company until July 28, 1998, when Julien G. Redele succeeded him as President. Mr. Sharman is also a Director of Lease II. Mr. Sharman is the Chairman of the Board and CEO of Lancaster Hotels and Resorts, Inc., a hotel management company. Mr. Sharman served for ten years as Chairman of the Board and President of the Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman serves as a Director of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm, and also serves on the Board of Trustees of St. Edwards University in Austin, Texas. Mr. Sharman also presently serves as President and Director of ILM I and ILM II. He has a Bachelor of Science degree from the University of Notre Dame.


                                      III-1

                             ILM I LEASE CORPORATION

-----------------------------------------------------------------------

     Lawrence A. Cohen served as Director of the Company from inception until July 28, 1998. In November 1996, he also became Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, which was contracted by the Company in July 1996 to perform property management services for the Senior Housing Facilities. Mr. Cohen was President and Chief Executive Officer of PaineWebber Properties Incorporated until August 1996. Mr. Cohen joined PaineWebber in January 1989 as its Executive Vice President and Director of Marketing and Sales. Mr. Cohen had also been a Director of Lease II and President, Chief Executive Officer and Director of ILM I and ILM II until July 28, 1998. Mr. Cohen received his LL.M. (in Taxation) from New York University School of Law and his J.D. degree from St. John's University School of Law. Mr. Cohen received his B.B.A. degree in accounting from George Washington University. He is a member of the New York Bar and is a Certified Public Accountant.

     John B. Watts III was a Director of the Company and of Lease II until July 28, 1998. Mr. Watts currently directs institutional real estate acquisitions for the PNL Companies in New York. Mr. Watts was Senior Vice President and Director of Real Estate Advisory and Portfolio Management at PaineWebber, where he was employed from June 1988 to August 1996. Mr. Watts has over 19 years of experience in acquisitions, dispositions and finance of real estate and has directed the portfolios of real estate partnerships and REITS. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

     (e) Except for the Feldman litigation as discussed below, none of the current Directors and Officers were involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a Director or Officer. On May 8, 1998 Andrew A. Feldman and Jeri Feldman, as Trustees for the Andrew A. & Jeri Feldman Revocable Trust dated September 18, 1990 commenced a purported class action on behalf of that trust and all other shareholders of ILM I and ILM II (affiliates of the Company, as previously described) in the Supreme Court of the State of New York, County of New York against ILM I, ILM II and Lawrence A. Cohen, Jeffry R. Dwyer, Julien G. Redele, Carl J. Schramm and J. William Sharman, Jr. as the Directors of both corporations. The class action complaint alleges that the Directors engaged in wasteful and oppressive conduct and breached fiduciary duties in preventing the sale or liquidation of the assets of ILM I and ILM II, diverting certain of their assets and changing the nature of ILM I and ILM II. The complaint seeks damages in an unspecified amount, punitive damages, the judicial dissolution of ILM I and ILM II, an order requiring the Directors to take all steps to maximize shareholder value, including either an auction or liquidation, and rescinding certain agreements, and attorney's fees. On July 8, 1998, the defendants moved to dismiss the complaint on all counts.

     Subsequent to the end of the fiscal year, in an oral ruling from the bench on December 8, 1998, the Court granted the Company's dismissal motion in part and gave the plaintiffs leave to amend their complaint. In sum, the Court accepted the defendant's position that all claims relating to so-called "derivative" actions were filed improperly and were properly dismissed. In addition, the Court dismissed common law claims for punitive damages, but allowed plaintiffs 30 days to allege any claims which allegedly injured shareholders without injuring ILM I as a whole. The defendants doubt that such a cause of action could be alleged and continue to believe that this lawsuit is meritless. The defendants have directed outside counsel to continue vigorously contesting the action.

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

     Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 1998, there was compliance with all filing requirements applicable to its Officers and Directors and ten-percent beneficial holders.


                                      III-2

                             ILM I LEASE CORPORATION


Item 11. Executive Compensation
-------------------------------

     The Company's Directors each receive annual compensation of $12,000 plus $500 for attending each Board of Directors meeting and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. Officers of the Company are not compensated.

     Lawrence A. Cohen, who was a Director of the Company until July 28, 1998, received compensation from and was an employee of Capital Senior Living Corporation, an affiliate of Capital, a related party.

     Jeffry R. Dwyer receives compensation from and is a shareholder of Greenberg Traurig, which acts as Counsel to the Company and its affiliates.

     The former officers of the Company who were also officers of PaineWebber received compensation from PaineWebber which indirectly related to services to the Company because the Company was required to pay certain fees to PaineWebber as described in Item 13. When PaineWebber resigned as advisor to the Company, the former officers resigned effective the same date; therefore no services were provided by such persons subsequent to June 18, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. Under the advisory agreement, PaineWebber had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received a fee in an amount equal to 0.5% of the gross operating revenue of the facilities. PaineWebber earned management fees totaling $0, $70,000 and $88,000 for the years ended August 31, 1998, 1997 and 1996, respectively. PaineWebber was reimbursed for direct expenses relating to the administration of the Company. Paine Webber performed certain accounting, tax preparation, securities law compliance and investor communication and relations services for the Company. Included in general and administrative expenses on the accompanying statements of income for the years ended August 31, 1998, 1997 and 1996 is $0, $80,000 and $73,000, respectively, representing reimbursements to PaineWebber for providing such services to the Company. As discussed in Items 1 and 7, the Company, ILM I, ILM II and their affiliates accepted the resignation of Paine Webber effective as of June 18, 1997. The Company, ILM I, ILM II and their affiliates and Paine Webber entered into a transition services agreement pursuant to which PaineWebber would continue to provide certain administrative services to the Company, ILM I, ILM II and their affiliates through August 31, 1997.

     The advisory relationship with PaineWebber ceased on June 18, 1997; therefore the payment of advisory fees ceased as of that date. Other services, such as accounting, compliance, investor communications and relations, and cash management services ceased on August 31, 1997; therefore, the Company was not obligated to pay service fees past August 31, 1997 to PaineWebber.


                                      III-3

                             ILM I LEASE CORPORATION

-------------------------------------------------------------------

     The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. As discussed in Note 1, Lawrence A. Cohen, who served as a Director of the Company as well as President, Chief Executive Officer and Director of ILM I through July 28, 1998, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. Under the Management Agreement, Capital generally is required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordination with the Company, leasing the individual units in the Senior Housing Facilities, maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. ILM I has guaranteed the payment of all fees due to the terms of the Management Agreement. Capital earned property management fees from the Company of $919,000, $841,000 and $75,000 for the years ended August 31, 1998, 1997, and 1996, respectively.

     On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998 was a Director of the Company and President, Chief Executive Officer and Director of ILM I, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease II on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of the Company and Lease II voted to increase the maximum amount of the advance to Capital to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By August 31, 1998 Capital had incurred $683,000 of legal expenses in the California litigation. At August 31, 1998, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II for Capital's California litigation costs totaled approximately $519,000, although the final amount to be reimbursed to Capital has not yet been determined.

     On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding will reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 1998 and 1997, Capital Senior Development, Inc. earned fees from the Company of $212,000 and $0, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

     Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, which began acting as Counsel to the Company and its affiliates in late fiscal year 1997. Greenberg Traurig earned fees from the Company of $168,000 and $0 for the years ended August 31, 1998 and 1997, respectively.


                                      III-4

                             ILM I LEASE CORPORATION


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

         (a) The following documents are filed as part of this report:

             (1) and (2)  Financial Statements and Schedules:
                          -----------------------------------

                          The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

              (3)         Exhibits:
                          ---------

                          The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

         (b) Exhibits:

                          See (a)(3) above.

                          The Company filed a Current Report on Form 8-K dated August 21, 1998, reporting the Company's settlement of the AHC litigation.

         (c) Financial Statement Schedules:

                          The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

                             ILM I LEASE CORPORATION


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ILM I LEASE CORPORATION



                                             By:  /s/ Jeffry R. Dwyer
                                                 -------------------------------
                                                 Jeffry R. Dwyer
                                                 Chief Operating Officer
                                                 (Principal Accounting Officer)



Dated: February 12, 1999
     ----------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.



By:  /s/ Jeffry R. Dwyer                         Date: January 14, 1999
    -----------------------------------               --------------------------
    Jeffry R. Dwyer
    Director



By:                                              Date:
    -----------------------------------               --------------------------
    Julien G. Redele
    Director



By:  /s/ J. William Sharman, Jr.                 Date: January 7, 1999
    -----------------------------------              ---------------------------
    J. William Sharman, Jr.
    Director

                             ILM I LEASE CORPORATION


                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

                             ILM I LEASE CORPORATION


                                INDEX TO EXHIBITS

                                                                                Page Number in the Report
  Exhibit No.                Description of Document                            or Other Reference
-------------------------    -----------------------------------------          ------------------------------------
(3) and (4)                  Registration Statement on Form 10 of               Filed with the Commission pursuant
                             the Registrant dated July 20, 1995, as             to Rule 424(c) and incorporated
                             supplemented.                                      herein by reference.

(13)                         Annual Reports to Shareholders                     No Annual Report for the year ended
                                                                                August 31, 1998 has been sent to
                                                                                the Shareholders. An Annual Report
                                                                                will be sent to the Shareholders
                                                                                subsequent to this filing.

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

                             ILM I LEASE CORPORATION


                           ANNUAL REPORT ON FORM 10-K
                         Item 14(a)(1) and (2) and 14(d)

                             ILM I LEASE CORPORATION


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                        Reference
                                                                                                        ---------

ILM I Lease Corporation:

         Report of Ernst & Young LLP, Independent Auditors                                                 F-2

         Balance Sheets as of August 31, 1998 and 1997                                                     F-3

         Statements of Operations for the years ended August 31, 1998, 1997 and 1996                       F-4

         Statements of Changes in Shareholders' Equity for the years ended August 31, 1998, 1997
           and 1996                                                                                        F-5

         Statements of Cash Flows for the years ended August 31, 1998, 1997 and 1996                       F-6

         Notes to Financial Statements                                                                     F-7


     Financial statements schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Shareholders of
ILM I Lease Corporation:

     We have audited the accompanying balance sheets of ILM I Lease Corporation as of August 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILM I Lease Corporation at August 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP



Dallas, Texas
October 13, 1998

                             ILM I LEASE CORPORATION


                                 BALANCE SHEETS
                            August 31, 1998 and 1997
                  (Dollars in thousands, except per share data)

                                                      ASSETS
                                                      ------

                                                                                                1998          1997
                                                                                              ---------     ---------
Cash and cash equivalents                                                                       $1,897        $1,473
Accounts receivable--related party                                                                   -            93
Accounts receivable, net                                                                            56             -
Tax refunds receivable                                                                             145             -
Prepaid expenses and other assets                                                                  127           259
                                                                                                ------        ------
         Total current assets                                                                    2,225         1,825

Furniture, fixtures and equipment                                                                  999           591
Less: accumulated depreciation                                                                    (390)          (93)
                                                                                                ------        ------
                                                                                                   609           498

Deferred tax asset, net                                                                            364           310
                                                                                                ------        ------
                                                                                                $3,198        $2,633
                                                                                                ======        ======
                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------
Accounts payable and accrued expenses                                                           $1,123        $  882
Termination fee payable                                                                            975           600
Real estate taxes payable                                                                          213           170
Accounts payable - related party                                                                   438           116
Security deposits                                                                                    7             5
                                                                                                ------        ------
         Total current liabilities                                                               2,756         1,773

Deferred rent payable                                                                               49            86
                                                                                                ------        ------
         Total liabilities                                                                       2,805         1,859

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares authorized,
     7,519,430 shares issued and outstanding                                                        75            75
   Additional paid-in capital                                                                      625           625
   Retained earnings (deficit)                                                                    (307)           74
                                                                                                ------        ------
         Total shareholders' equity                                                                393           774
                                                                                                ------        ------
                                                                                                $3,198        $2,633


                             See accompanying notes.

                             ILM I LEASE CORPORATION


                            STATEMENTS OF OPERATIONS
               For the years ended August 31, 1998, 1997 and 1996
                  (Dollars in thousands, except per share data)

                                                                              1998            1997           1996
                                                                           -----------     -----------    ------------
Revenues:
  Rental and other income                                                    $19,232          $18,049        $17,227
  Interest income                                                                 62               72             58
                                                                             -------          -------        -------
                                                                              19,294           18,121         17,285

Expenses:
  Master lease rent expense                                                    7,222            6,643          6,328
  Dietary and food service salaries, wages and expenses                        3,566            3,431          3,169
  Administrative salaries, wages and expenses                                  1,218            1,277          1,106
  Marketing salaries, wages and expenses                                         856              883            915
  Utilities                                                                      834              850            868
  Repairs and maintenance                                                        661              666            668
  Real estate taxes                                                              827              816            811
  Property management fees                                                       919              841            944
  Other property operating expenses                                            1,486            1,574          1,438
  General and administrative                                                   1,468              875            330
  Termination fee expense                                                        375              600              -
  Advisory fees                                                                    -               70             86
  Depreciation expense                                                           297               74             19
                                                                             -------          -------        -------
                                                                              19,729           18,600         16,682
                                                                             -------          -------        -------

Income (loss) before income taxes                                               (435)            (479)           603

Income tax expense (benefit):
  Current                                                                          -               92            267
  Deferred                                                                       (54)            (284)           (26)
                                                                             -------          -------        -------
                                                                                 (54)            (192)           241
                                                                             -------          -------        -------

Net income (loss)                                                            $  (381)         $  (287)       $   362
                                                                             =======          =======        =======

Net income (loss) per share of common stock                                  $ (0.05)         $ (0.04)       $  0.05
                                                                             =======          =======        =======

The above net income (loss) per share of common stock is based upon the weighted average number of shares outstanding for the years ended August 31, 1998, 1997 and 1996 of 7,519,430.


                             See accompanying notes.

                             ILM I LEASE CORPORATION


                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the years ended August 31, 1998, 1997 and 1996
                  (Dollars in thousands, except per share data)

                                                 Common Stock
                                                $.01 Par Value             Additional      Retained
                                          ---------------------------       Paid-in        Earnings
                                             Shares          Amount         Capital        (Deficit)          Total
                                          ------------    -----------     -----------    -------------    -------------
Balance at August 31, 1995                    15,000       $      -         $     1        $     (1)         $     -

Issuance of common stock                   7,504,430             75             624               -              699

Net income                                         -              -               -             362              362
                                           ---------       --------         -------        --------          -------

Balance at August 31, 1996                 7,519,430             75             625             361            1,061

Net loss                                           -              -               -            (287)            (287)
                                           ---------       --------         -------        --------          -------

Balance at August 31, 1997                 7,519,430             75             625              74              774

Net loss                                           -              -               -            (381)            (381)
                                           ---------       --------         -------        --------          -------

Balance at August 31, 1998                 7,519,430       $     75         $   625        $   (307)         $   393
                                           =========       ========         =======        ========          =======


                             See accompanying notes.

                             ILM I LEASE CORPORATION


                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                              1998            1997           1996
                                                                           ----------      ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                                         $  (381)        $  (287)       $   362
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation expense                                                      297              74             19
      Deferred taxes                                                            (54)           (284)           (26)
      Changes in assets and liabilities:
        Accounts receivable - related party                                      93               -              -
        Accounts receivable, net                                                (56)             77            (77)
        Tax refunds receivable                                                 (145)              -              -
        Prepaid expenses and other assets                                       132               8           (267)
        Accounts payable and accrued expenses                                   241              19            863
        Accounts payable - related party                                        322            (422)           445
        Termination fee payable                                                 375             600              -
        Real estate taxes payable                                                43            (130)           300
        Security deposits                                                         2               -              5
        Deferred rent payable                                                   (37)            (37)           123
                                                                            -------         -------        -------
          Net cash provided by (used in) operating activities                   832            (382)         1,747
                                                                            -------         -------        -------

Cash flows from investing activities:
  Additions to furniture, fixtures and equipment                               (408)           (330)          (261)
                                                                            -------         -------        -------
          Net cash used in investing activities                                (408)           (330)          (261)
                                                                            -------         -------        -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                          -               -            699
                                                                            -------         -------        -------
          Net cash provided by financing activities                               -               -            699
                                                                            -------         -------        -------

Net increase (decrease) in cash and cash equivalents                            424            (712)         2,185

Cash and cash equivalents, beginning of period                                1,473           2,185              -
                                                                            -------         -------        -------

Cash and cash equivalents, end of period                                    $ 1,897         $ 1,473        $ 2,185
                                                                            =======         =======        =======

Supplemental disclosure:
------------------------

Cash paid during the period for income taxes                                $   201         $   181        $   317
                                                                            =======         =======        =======


                             See accompanying notes.

                             ILM I LEASE CORPORATION
                          Notes to Financial Statements

1.  Organization, Restructuring, and Nature of Operations
    -----------------------------------------------------

        ILM I Lease Corporation ("the Company") was organized as a corporation on September 12, 1994 under the laws of the state of Virginia. Through August 31, 1995, the Company had no significant operations. The Company was formed by ILM Senior Living, Inc. ("ILM I"), formerly PaineWebber Independent Mortgage Fund, Inc., to operate eight rental housing projects that provide independent living and assisted living services for independent senior citizens ("the Senior Housing Facilities") under a master lease agreement. ILM I initially made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Senior Housing Facilities between June 1989 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM I, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM I were merged into ILM Holding, Inc. ("ILM Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement which was assigned to the Company as of September 1, 1995. As discussed further in Note 6, the agreement with AHC was terminated in July 1996.

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

        The Company's sole business is the operations of the Senior Housing Facilities. The Company leases the Senior Housing Facilities from ILM Holding, a majority-owned and consolidated affiliate of ILM I which currently holds title to the Senior Housing Facilities, pursuant to a master lease which commenced on September 1, 1995 and expires on December 31, 1999 (see Note 5). In July 1996, the Company terminated the property management agreement with AHC and entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. Since November 1996, Lawrence A. Cohen, who served as a Director of the Company and President, Chief Executive Officer and Director of ILM I until July 28, 1998, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, through July 28, 1998, the Management Agreement with Capital was considered a related party transaction (see Note 3).

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1998 and 1997 and revenues and expenses for the years ended August 31, 1998, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

        Furniture, fixtures and equipment are carried at the lower of cost, reduced by accumulated depreciation, or fair value in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." Depreciation expense was provided on a straight-line basis using an estimated useful life of 3 to 5 years. In 1998, the Company changed the estimated useful lives of its assets

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)

2.  Use of Estimates and Summary of Significant Accounting Policies (continued)
    ---------------------------------------------------------------------------

    the lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM Holding. This increased depreciation expense by $136,000 in 1998.

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

        The Company's policy is to expense all advertising costs as incurred. Advertising expenses were $857,000, $883,000 and $915,000 for the years ended August 31, 1998, 1997 and 1996, respectively.

        The cash and cash equivalents, receivables, accounts payable and accrued liabilities appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value as of August 31, 1998 due to the short-term nature of these instruments.

        Income tax expense is provided for using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company has provided a valuation allowance in fiscal 1998 to recognize the effect that the lease termination date may have on the estimated net realizable value of the deferred tax asset as explained more fully in Note 7 to the accompanying financial statements. At August 31, 1998, a valuation allowance for deferred taxes of $120,000 is included in deferred taxes, net, on the accompanying balance sheet.

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

3.  Related Party Transactions
    --------------------------

        The Company entered into an advisory agreement (the "Advisory Agreement") with PaineWebber Lease Advisor, L.P. For discussion purposes, PaineWebber Lease Advisor, L.P. and all affiliates of PaineWebber will be collectively referred to as ("PaineWebber"). Subject to the supervision of and pursuant to the general policies set by the Company's Board of Directors, assistance in the managing of the business of the Company was provided by PaineWebber. Under the Advisory Agreement, the Company engaged PaineWebber and PaineWebber agreed to use its best efforts to manage the day-to-day affairs and operations of the Company and to provide administrative services and facilities appropriate for such management. The specific duties of

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)

3.  Related Party Transactions (continued)
    --------------------------------------

    PaineWebber under the Advisory Agreement included recommending selections of providers of professional and specialized services and handling other managerial functions with respect to the Senior Housing Facilities. PaineWebber was also obligated to provide office and clerical facilities adequate for the Company's operations and to provide, or obtain others to provide, accounting, custodial, funds collection and payment, stockholder communications, legal and other services necessary in connection with the Company's operations. The Advisory Agreement also obligated PaineWebber to handle or arrange for the handling of the Company's financial and other records.

        PaineWebber received a base fee in an amount equal to 0.5% of the gross operating revenues of the Senior Housing Facilities operated by the Company as compensation for its services. This fee amounted to $0, $70,000 and $88,000 for the years ended August 31, 1998, 1997 and 1996. In addition, PaineWebber was entitled to reimbursement for expenses incurred in providing certain financial, accounting and investor communication services to the Company. Included in general and administrative expenses for the year ended August 31, 1998, 1997 and 1996 was $0, $80,000 and $73,000, representing reimbursements to PaineWebber for providing such services to the Company. In performing its services under the Advisory Agreement, PaineWebber was required to pay certain employment expenses of its personnel, certain expenses of employees and agents of PaineWebber and of Directors, officers and employees of the Company who are also employees of PaineWebber, and certain of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. The Company was responsible for reimbursing out-of-pocket expenses of Directors, Officers and employees of the Company incurred by them exclusively in such capacity and for all other costs of its operations.

        At a meeting of the Boards of Directors of ILM I and an affiliated entity, ILM II Senior Living, Inc. ("ILM II"), on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities operated by the Company and held by ILM I as well as the Senior Housing Facilities held by ILM II, by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the Senior Housing Facilities held by ILM I and ILM II for $127 million, thereby guaranteeing the shareholders a "floor" price. The Senior Housing Facilities operated by the Company under its master lease with ILM Holding would represent approximately $75 million of this amount. After taxes and closing costs, net proceeds to ILM I would equal approximately $71 million or approximately $9.41 per share of ILM I common stock. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM I in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company, ILM I and ILM II and their affiliates. Following a comprehensive analysis, the investment banking firm recommended that PaineWebber's proposal should be declined and that instead, investigation of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of ILM I and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Board's view, the liquidation price would not reflect the "going concern" values of ILM I and ILM II and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate ILM I and ILM II on the suggested terms several years prior to their scheduled termination dates.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)

3.  Related Party Transactions (continued)
    --------------------------------------

        PaineWebber indicated to the Board in its January 10, 1997, proposal that it would not wish to continue to serve as advisor to ILM I, ILM II and their affiliates if they declined to accept PaineWebber's proposal. The Company, ILM Lease II Corporation ("Lease II"), ILM I and ILM II accepted the resignation of PaineWebber effective June 18, 1997. PaineWebber agreed to continue to provide certain administrative services to the Company, Lease II, ILM I, ILM II and their affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with ILM I, ILM II and their affiliates. The Company, Lease II, ILM I, ILM II and their affiliates also accepted, effective June 18, 1997, the resignations of those Officers and Directors who were employees or otherwise affiliated with PaineWebber.

        The Company and ILM I are continuing to review various strategic alternatives to maximize shareholder value and liquidity and have engaged professional financial and legal advisors to formulate and present plans and proposals for consideration by the Board. Although no definitive plans, arrangements or understandings have been agreed to at this time, ILM I is actively reviewing the feasibility of a variety of financial transactions and proposals, including the reorganization of the ownership of the Senior Housing Facilities, business combinations with third parties and the sale of ILM I by means of cash and or stock-for-stock merger. There can be no assurance that any definitive transaction will be formulated, agreed to or consummated.

        The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. As discussed in Note 1, since November 1996, Lawrence A. Cohen, who was a Director of the Company as well as President, Chief Executive Officer and Director of ILM I through July 28, 1998, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. Under the Management Agreement, Capital generally is required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordinating with the Company, leasing the individual units in the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. ILM I has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Capital earned property management fees from the Company of $919,000, $841,000 and $75,000 for the years ended August 31, 1998, 1997 and 1996, respectively.

        On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998 was a Director of the Company and President, Chief Executive Officer and Director of ILM I, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease II on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of the Company and Lease II voted to increase the maximum amount of the advance to Capital to

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)

3.  Related Party Transactions (continued)
    --------------------------------------

    $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By August 31, 1998 Capital had incurred $683,000 of legal expenses in the California litigation. At August 31, 1998, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II for Capital's California litigation costs totaled approximately $519,000, although the final amount to be reimbursed to Capital has not yet been determined.

        On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding will reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 1998 and 1997, Capital Senior Development, Inc. earned fees from the Company of $212,000 and $0, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

        Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, which began acting as Counsel to the Company and its affiliates in late fiscal 1997. For the years ended August 31, 1998 and 1997, Greenberg Traurig earned fees from the Company of $168,000 and $0, respectively.

        Accounts receivable - related party at August 31, 1998 and August 31, 1997 includes advances of $0 and $93,000, respectively, to ILM Holding, primarily to fund facility expansion costs. Accounts payable related party at August 31, 1998 and 1997 consists principally of variable rent payable to ILM Holding of $243,000 and $116,000, respectively, and expense reimbursements payable to ILM Holding in the amounts of $93,000 and $0, respectively, and to Lease II in the amounts of $102,000 and $0, respectively.

4.  Capital Stock
    -------------

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

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)

5.  The Master Lease Agreement (continued)
    --------------------------------------

        Descriptions of the properties covered by the master lease between the Company and ILM Holding are summarized as follows:

                                                                          Rentable     Resident          Date of
    Name                                         Location                   Units      Capacity    Construction (1)
    ----                                         --------                   -----      --------    ----------------
    Independence Village of East Lansing         East Lansing, MI            161          162      May 1989
    Independence Village of Winston-Salem        Winston-Salem, NC           159          161      February 1989
    Independence Village of Raleigh              Raleigh, NC                 164          205      March 1991
    Independence Village of Peoria               Peoria, IL                  165          181      November 1990
    Crown Pointe Apartments                      Omaha, NE                   135          163      August 1985
    Sedgwick Plaza Apartments                    Wichita, KS                 150          170      May 1985
    West Shores                                  Hot Springs, AR             136          166      June 1987
    Villa Santa Barbara (2)                      Santa Barbara, CA           125          125      June 1979

    (1) Date initial construction was completed.

    (2) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation ("Lease II"). The Company has entered into an agreement with Lease II regarding such joint tenancy. Lease II was formed for similar purposes as the Company by an affiliated REIT, ILM II, a subsidiary of which owns a portion of the Villa Santa Barbara property. The portion of the Facility leased by the Company represents 25% of the total project. Villa Santa Barbara is owned 25% owned by ILM Holding and 75% owned by ILM II Holding, Inc., a majority owned, consolidated subsidiary of ILM II.

        During the term of the master lease, the Company is obligated to pay annual base rent for the Senior Housing Facilities. For calendar year 1996 and subsequent years, the annual base rent is $6,364,800, allocated as follows: $969,054 for the Michigan Facility, $613,030 for the Winston-Salem, North Carolina Facility, $1,100,441 for the Raleigh, North Carolina Facility, $965,209 for the Illinois Facility, $966,634 for the Nebraska Facility, $925,310 for the Kansas Facility, $674,742 for the Arkansas Facility, and $150,380 for the California Facility. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. In addition, beginning in January 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent for each Facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $16,996,000. Variable rental expense related to fiscal year 1998 and 1997 was $894,000 and $315,000, respectively.

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

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)

6.  Legal Proceedings and Contingencies
    -----------------------------------

        A management agreement between ILM Holding and AHC which covered the management of all eight Senior Housing Facilities was assigned to the Company effective September 1, 1995. On July 29, 1996, the Company and ILM Holding ("the Companies") terminated the property management agreement with AHC. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM Holding alleged among other things, that AHC willfully performed actions specifically in violation of the agreement and that such actions caused damages to the Companies.

        Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a counterclaim against ILM Holding. The counterclaim alleged that the agreement was wrongfully terminated for cause and requested damages which include the payment of the termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeded $2,000,000. ILM I had guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee would be deemed payable by the court and in the event that the Company fails to perform pursuant to its contractual obligations. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM I and ILM II in the amount of $1,000,000 (the "Orders"). The Orders did not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM II and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders.

        On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's Agreement (the "California litigation"). The Complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to federal district court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease II on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of the Company and Lease II voted to increase the maximum amount of the advance to Capital to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By August 31, 1998, Capital had incurred $683,000 of legal expenses in the California litigation. At August 31, 1998, $311,000 of legal fees have been either advanced or accrued in the Company's financial statements and $208,000 of legal fees have been either advanced or accred in Lease II's financial statements for Capital's California litigation costs, although the final amount to be reimbursed to Capital has not yet been determined.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)

6.  Legal Proceedings and Contingencies (continued)
    -----------------------------------------------

        On August 18, 1998, the Company and its affiliates along with Capital and its affiliates entered into a settlement agreement with AHC. The Company and Lease II agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims, including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. The Company's Board of Directors feels that settling the AHC litigation is a prudent course of action because the settlement amount represents a small percentage of the increases in cash flow and value achieved for the Company and its affiliates over the past two years.

        Due to the Order, $1,000,000 had been recorded as a liability by the Company and Lease II at the end of fiscal year 1997. At August 31, 1997, a provision of $600,000 for the liability which might have resulted to the Company had been recorded on the financial statements as "termination fee payable", with the remaining $400,000 provision recorded on the financial statements of Lease II. Due to the final settlement agreement, the 1997 provisions were increased by $625,000 at August 31, 1998, with an additional $375,000 recorded on the financial statements of the Company and the remaining $250,000 recorded on the financial statements of Lease II. Subsequent to the end of the fiscal year, on September 4, 1998, the full settlement amounts were paid to AHC and its affiliates.

7.  Federal Income Taxes
    --------------------

        The Company is taxable as a regular C corporation and, therefore, its income is subject to tax at the federal and state levels. The Company reports on a calendar year for tax purposes. Income taxes at the appropriate statutory rates have been provided for in the accompanying financial statements.

        Deferred income tax benefit reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of August 31, 1998 and 1997, are comprised of the following amounts (in thousands):

                                                                                 1998           1997
                                                                              -----------     --------
             Deferred tax asset - straight-line rent expense                     $ 19           $ 34
             Deferred tax asset (liability) - book over tax
               (tax over book) depreciation                                        54            (32)
             Deferred tax asset - book over tax amortization                       45             68
             Deferred tax asset - termination fee payable                           -            240
             Net operating loss carryforward                                      366              -
                                                                                 ----           ----
             Gross deferred tax asset                                             484            310
             Valuation allowance for deferred tax asset                          (120)             -
                                                                                 ----           ----
               Net deferred tax asset                                            $364           $310
                                                                                 ====           ====

        The 1997 deferred tax provision reflects a reclassification of $240,000 of current tax expense in 1997 which was ultimately determined to be deductible in 1998.

        The Company has provided a valuation allowance in fiscal 1998 to consider the effects that the lease termination date (December 31, 1999) might have on historical taxable income after giving effect to the non-recurring termination fee, related legal expenses and the fact that the net operating loss carryforward might not be utilized by the lease termination date. The net operating loss carryforward will expire in 2013.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)

7.  Federal Income Taxes (continued)
    --------------------------------

        The components of income tax expense (benefit) for fiscal 1998 and 1997 are as follows (in thousands):

                                                                                     1998        1997         1996
                                                                                   --------    --------     --------
             Current:
               Federal                                                               $  -       $  78         $227
               State                                                                    -          14           40
                                                                                     ----       -----         ----
                      Total current                                                     -          92          267
                                                                                     ----       -----         ----

             Deferred:
               Federal                                                                (47)       (241)         (22)
               State                                                                   (7)        (43)          (4)
                                                                                     ----       -----         ----
                      Total deferred                                                  (54)       (284)         (26)
                                                                                     ----       -----         ----
                                                                                     $(54)      $(192)        $241
                                                                                     ====       ======        ====

        The reconciliation of income tax computed for fiscal 1998 and 1997, at U.S. federal statutory rates to income tax expense (benefit) is as follows (in thousands):

                                                   1998                      1997                     1996
                                             ------------------       --------------------    ---------------------
             Tax at U.S. statutory rates      $(148)       (34%)       $(163)      (34%)           $205        34%
             State income taxes, net
               of federal tax benefit           (26)         (6)         (29)        (6)             36         6
             Valuation allowance                120          33            -          -               -         -
                                              -----        ----        -----       ----            ----        --
                                              $ (54)        (7%)       $(192)      (40%)           $241        40%
                                              =====        ====        =====       ====            ====        ==

8.  Year 2000 (Unaudited)
    ---------------------

     The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

9.  Subsequent Events
    -----------------

     On February 11, 1999, the Company's Board of Directors elected Jeffry R. Dwyer to the office of Chief Operating Officer.