Form 10-Q
period 1998-11-30
ILM I LEASE CORP
filed 1999-02-24
CIK 932091

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    -----------------------------------------

                                    FORM 10-Q


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended November 30, 1998
                                             -----------------

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.


                         Commission File Number: 0-25878
                                                 -------


                             ILM I LEASE CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Virginia                                               04-3248637
-------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)


28 State Street, Suite 1100, Boston, MA                           02109
----------------------------------------                   -------------------
 (Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code:           (888) 257-3550
                                                           -------------------


           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Title of each class                                       which registered
-------------------                                       ----------------
       None                                                     None


           Securities registered pursuant to Section 12(g) of the Act:

                      Shares Of Common Stock $.01 Par Value
                      -------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     No  X
                                         ---    ---

Shares of common stock outstanding as of November 30, 1998:  7,519,430.


================================================================================

                             ILM I LEASE CORPORATION

                                      INDEX



                                                                                                             Page
                                                                                                             ----
Part I.   Financial Information

          Item 1.   Financial Statements

                Balance Sheets
                November 30, 1998 (Unaudited) and August 31, 1998...............................................3

                Statements of Income
                For the three-month periods ended November 30, 1998 and 1997 (Unaudited)........................4

                Statements of Changes in Shareholders' Equity
                For the three months ended November 30, 1998 and 1997 (Unaudited)...............................5

                Statements of Cash Flows
                For the three months ended November 30, 1998 and 1997 (Unaudited)...............................6

                Notes to Financial Statements (Unaudited)....................................................7-11

          Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...12-14

Part II.  Other Information....................................................................................15

          Item 6.   Exhibits and Reports on Form 8-K...........................................................15

Signatures.....................................................................................................16

                             ILM I LEASE CORPORATION

                                 BALANCE SHEETS
                November 30, 1998 (Unaudited) and August 31, 1998
                  (Dollars in thousands, except per share data)



                                     ASSETS
                                     ------

                                                 November 30, 1998   August 31, 1998
                                                 -----------------   ---------------

Cash and cash equivalents                              $   881           $ 1,897
Accounts receivable - related party                        165                --
Accounts receivable, net                                    88                56
Tax refund receivable                                        7               145
Prepaid expenses and other assets                          126               127
                                                       -------           -------
              Total current assets                       1,267             2,225

Furniture, fixtures and equipment                        1,053               999
Less:  accumulated depreciation                           (487)             (390)
                                                       -------           -------
                                                           566               609

Deferred tax asset                                         324               364
                                                       -------           -------
                                                       $ 2,157           $ 3,198
                                                       =======           =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable and accrued expenses                  $   954           $ 1,123
Termination fee payable                                     --               975
Real estate taxes payable                                  229               213
Accounts payable - related party                           471               438
Security deposits                                            8                 7
                                                       -------           -------
               Total current liabilities                 1,662             2,756

Deferred rent payable                                       40                49
                                                       -------           -------
               Total liabilities                         1,702             2,805

Shareholders' equity:
       Common stock, $0.01 par value,
            20,000,000 shares authorized
            7,519,430 issued and outstanding                75                75
       Additional paid-in capital                          625               625
       Retained earnings (deficit)                        (245)             (307)
                                                       -------           -------
              Total shareholders' equity                   455               393
                                                       -------           -------
                                                       $ 2,157           $ 3,198
                                                       =======           =======


                             See accompanying notes.

                             ILM I LEASE CORPORATION

                              STATEMENTS OF INCOME
    For the three-month periods ended November 30, 1998 and 1997 (Unaudited)
                 (Dollars in thousands, except per share data)


                                                                Three Months Ended
                                                                    November 30
                                                                    -----------
                                                                 1998      1997
                                                                ------    ------
Revenues:
   Rental and other income                                      $4,938    $4,750
   Interest income                                                   5         8
                                                                ------    ------
                                                                 4,943     4,758
Expenses:
   Facilities lease rent expense                                 1,858     1,782
   Dietary and food service salaries, wages and expenses           904       905
   Administrative salaries, wages and expenses                     326       319
   Marketing salaries, wages and expenses                          225       216
   Utilities                                                       206       197
   Repairs and maintenance                                         174       155
   Real estate taxes                                               209       201
   Property management fees                                        260       242
   Other property operating expenses                               382       367
   General and administrative                                       72        50
   Directors compensation                                           13        18
   Professional fees                                               115       127
   Depreciation expense                                             97        26
                                                                ------    ------
                                                                 4,841     4,605
                                                                ------    ------

Income before taxes                                                102       153

Income tax expense (benefit):
   Current                                                          --        50
   Deferred                                                         40        11
                                                                ------    ------
                                                                    40        61
                                                                ------    ------

Net income                                                      $   62    $   92
                                                                ======    ======

Basic earnings per share of common stock                        $ 0.01    $ 0.01
                                                                ======    ======


The above earnings per share of common stock is based upon the 7,519,430 shares outstanding for each period.


                             See accompanying notes.

                             ILM I LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
    For the three-month periods ended November 30, 1998 and 1997 (Unaudited)
                  (Dollars in thousands, except per share data)



                                                  Common Stock
                                                 $.01 Par Value     Additional  Retained
                                                 --------------      Paid-in    Earnings
                                               Shares       Amount   Capital    (Deficit)     Total
                                               ------       ------   -------    ---------     -----
Balance at August 31, 1997                     7,519,430      $75     $ 625      $  74       $ 774

Net income                                            --       --        --         92          92
                                              ----------      ---     -----      -----       -----

Balance at November 30, 1997                   7,519,430      $75     $ 625      $ 166       $ 866
                                              ==========      ===     =====      =====       =====

Balance at August 31, 1998                     7,519,430      $75     $ 625      $(307)      $ 393

Net income                                            --       --        --         62          62
                                              ----------      ---     -----      -----       -----
Balance at November 30, 1998                   7,519,430      $75     $ 625      $(245)      $ 455
                                              ==========      ===     =====      =====       =====


                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1998 and 1997 (Unaudited)
                             (Dollars in thousands)


                                                                               Three Months Ended
                                                                                   November 30
                                                                                   -----------
                                                                                1998       1997
                                                                               -------    -------
Cash flows from operating activities:
   Net income                                                                  $    62    $    92
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
        Depreciation expense                                                        97         26
        Deferred tax expense                                                        40         11
        Changes in assets and liabilities:
             Accounts receivable - related party                                  (165)      (477)
             Accounts receivable                                                   (32)       (27)
             Tax refund receivable                                                 138         --
             Prepaid expenses and other assets                                       1         71
             Accounts payable and accrued expenses                                (169)       127
             Termination fee payable                                              (975)        --
             Accounts payable - related party                                       33      1,806
             Real estate taxes payable                                              16         15
             Deferred rent payable                                                  (9)        (9)
             Security deposits                                                       1          1
                                                                               -------    -------
                         Net cash (used in) provided by operating activities      (962)     1,636
                                                                               -------    -------

Cash flows from investing activities:
             Additions to furniture, fixtures and equipment                        (54)       (73)
                                                                               -------    -------
                         Net cash used in investing activities                     (54)       (73)
                                                                               -------    -------

Net increase (decrease) in cash and cash equivalents                            (1,016)     1,563

Cash and cash equivalents, beginning of period                                   1,897      1,473
                                                                               -------    -------

Cash and cash equivalents, end of period                                       $   881    $ 3,036
                                                                               =======    =======


Supplemental disclosure:
------------------------

Cash paid during the period for income taxes                                   $    --    $    --
                                                                               =======    =======


                             See accompanying notes.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)


1.   General
     -------

          The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in ILM I Lease Corporation's ("the Company") Annual Report on Form 10-K for the year ended August 31, 1998. In the opinion of management, the accompanying interim financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

          The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1998 and August 31, 1998, and revenues and expenses for the three-month periods ended November 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the three-month period ended November 30, 1998, are not necessarily indicative of the results to be expected for the full year.

          The Company was incorporated on September 12, 1994 under the laws of the State of Virginia by ILM Senior Living, Inc., a Virginia finite-life corporation ("ILM I"), formerly PaineWebber Independent Mortgage Fund, Inc., to operate eight rental housing projects that provide independent-living and assisted-living services for independent senior citizens ("the Senior Housing Facilities") under a facilities lease agreement dated September 1, 1995 (the "Facilities Lease Agreement"), between the Company, as lessee, and ILM Holding, Inc. ("ILM Holding"), as lessor, and a direct subsidiary of the Company. The Company's sole business is the operation of the Senior Housing Facilities. ILM I made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Senior Housing Facilities between June 1989 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain indirect subsidiaries of ILM I, subject to the mortgage loans. Subsequently, these property owning subsidiaries were merged into ILM Holding. As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement, which was assigned to the Company as of September 1, 1995 and subsequently terminated in July 1996. The Company is a public company subject to the reporting obligations of the Securities and Exchange Commission.

          In July 1996, following termination of the property management agreement with AHC, the Company entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, the Management Agreement with Capital was considered a related party transaction (see Note 3) through July 28, 1998.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)


2.   The Facilities Lease Agreement
     ------------------------------

          ILM Holding (the "Lessor") leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease is scheduled to expire on December 31, 1999, unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. The lease is accounted for as an operating lease in the Company's financial statements.

          Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM Holding are summarized as follows:

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

     (1) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation ("Lease II"). The Company has entered into an agreement with Lease II regarding such joint tenancy. Lease II was formed for similar purposes as the Company by an affiliated REIT, ILM II Senior Living, Inc. ("ILM II"), a subsidiary of which owns a portion of the Villa Santa Barbara property. The portion of the Senior Housing Facility leased by the Company represents 25% of the total project. Villa Santa Barbara is 25% owned by ILM Holding and 75% by ILM II Holding, Inc., a direct subsidiary of ILM II. Upon the sale of ILM I or ILM II, arrangements would be made to transfer the Santa Barbara facility to the non-selling joint tenant (or one of its subsidiaries).

          Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $6,364,800. The lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed asset of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent amounted to $276,000 and $200,000 for the three-month periods ended November 30, 1998 and 1997, respectively.

          The Company's use of the properties is limited to use as Senior Housing Facilities. The Company has responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each Senior Housing Facility, and to use and maintain each Senior Housing Facility in compliance with all local board of health and other applicable governmental and insurance regulations. The Senior Housing Facilities

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)


2.   The Facilities Lease Agreement (continued)
     ------------------------------------------

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

     Recent Developments
     -------------------

          On February 7, 1999, ILM I entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. Consummation of the merger is presently anticipated in October 1999. In connection with the merger, ILM I has agreed to cause ILM I Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger.

3.   Related Party Transactions
     --------------------------

          Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in Note 1, PaineWebber resigned effective as of June 18, 1997.

          The Company has retained Capital to be the property manager of the Senior Housing Facilities pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company as well as President, Chief Executive Officer and Director of ILM I, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. The Management Agreement is co-terminous with the Facilities Lease Agreement. If, for any reason, the Facilities Lease Agreement is extended beyond December 31, 1999, the scheduled expiration date of the Management Agreement would be extended as well, but not beyond July 29, 2001. There is no present intention to extend the term of the Facilities Lease Agreement or the term of the Management Agreement (see "Recent Developments" in Note 2). Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the "net cash flow" of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs. ILM I has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the three-month periods ended November 30, 1998 and 1997, Capital earned property management fees from the Company of $260,000 and $242,000, respectively.

     On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding would also reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the three-month periods ended November 30, 1998 and 1997, Capital Senior Development, Inc. earned fees from the Company of $0 and $96,810, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)


3.   Related Party Transactions (continued)
     --------------------------------------

          Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the three-month periods ended November 30, 1998 and 1997, Greenberg Traurig earned fees from the Company of $64,161 and $34,000, respectively.

          Accounts receivable - related party at November 30, 1998 and August 31, 1998 includes $164,612 and $0, respectively, due from ILM I. Accounts payable - related party at November 30, 1998 and August 31, 1998 includes $276,000 and $243,000, respectively, for variable rent and expense reimbursements payable to ILM Holding in the amount of $93,000 and to Lease II in the amount of $102,000.

4.   Legal Proceedings and Contingencies
     -----------------------------------

          A property management agreement between ILM Holding and AHC, which covered the management of all eight Senior Housing Facilities, was assigned to the Company effective September 1, 1995. On July 29, 1996, the Company and ILM Holding ("the Companies") terminated the property management agreement with AHC. The management agreement was terminated for "cause" pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM Holding alleged, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies.

          Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The Companies challenged the filing, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM Holding. The counterclaim alleged that the management agreement was wrongfully terminated for cause and requests damages, which included the payment of a termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeded $2,000,000. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM I and ILM II in the aggregate amount of $1,000,000 (the "Orders"). The Orders did not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM II, and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders.

          On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998 was a Director of the Company and President, Chief Executive Officer and Director of ILM I, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease II on behalf of Mr. Cohen totaled $228,118 as of November 30, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)


4.   Legal Proceedings and Contingencies (continued)
     -----------------------------------------------

     legal fees and expenses incurred by Capital and its affiliates in the California litigation. Subsequently, the Boards of Directors of the Company and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California Litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By November 30, 1998, $317,000 of legal fees had been either advanced or accrued in the Company's financial statements and $293,553 of legal fees have been either advanced or accrued in Lease II's financial statements for Capital's California litigation costs, although the final amount to be reimbursed to Capital has not yet been determined.

          On August 18, 1998, the Company and its affiliates along with Capital and its affiliates entered into a settlement agreement with AHC. The Company and Lease II agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims, including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. The Company's Board of Directors believed that settling the AHC litigation was a prudent course of action because the settlement amount represented a small percentage of the increases in cash flow and value achieved for the Company and its affiliates over the past two years.

          On September 4, 1998, the full settlement amounts were paid to AHC and its affiliates with the Company paying $975,000 and Lease II paying $650,000 to AHC and its affiliates.

5.   Subsequent Event
     ----------------

          On February 11, 1999, the Company's Board of Directors elected Jeffry
     R. Dwyer to the office of Chief Operating Officer.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM Holding decide that any of the Senior Housing Facilities should be expanded, the Facilities Lease Agreement between the Company and ILM Holding would be amended to include such expansion. Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $6,364,800. The Company also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. For the three-month periods ended November 30, 1998 and 1997, variable rent expense was $276,000 and $200,000, respectively.

     The Facilities Lease Agreement is scheduled to expire on December 31, 1999. Accordingly, since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM I, there is no assurance that the Company's operations will continue beyond December 1999. Moreover, the Facilities Lease Agreement is subject to termination at any time by ILM Holding upon 30 days' notice to the Company in connection with the sale to a non-affiliated third party of the Senior Housing Facilities.

Recent Developments

     On February 7, 1999, ILM I entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. Consummation of the merger is presently anticipated in October 1999. In connection with the merger, ILM I has agreed to cause ILM I Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger.

Liquidity and Capital Resources

     Occupancy levels for the eight properties which the Company leases from ILM Holding averaged 95% and 96%, respectively, for the three-month periods ended November 30, 1998 and 1997. Base rent payments of $6,364,800, will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM Holding.

     At November 30, 1998, the Company had cash and cash equivalents of $881,000 compared to $1,897,000 at August 31, 1998. The decrease of $1,016,000 is primarily attributable to the September 4, 1998 payment of the AHC litigation settlement of $975,000 (see Note 4). Remaining amounts of cash will be used for the Company's working capital requirements. As noted above, under the terms of the facilities lease, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated by operating activities. The Company did not pay cash dividends in fiscal years 1998 and 1997. The Company intends to review this policy during 1999. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition,

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flows from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

Year 2000

     The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

Results of Operations

Three Months Ended November 30, 1998 versus Three Months Ended November 30, 1997

Revenues

    Total revenues were $4,943,000 for the quarter ended November 30, 1998 compared to $4,758,000 for the same period of the prior year, representing an increase of $185,000 or 3.9%. This increase is the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

Expenses

    Total expenses were $4,841,000 for the quarter ended November 30, 1998 compared to $4,605,000 for the same period in the prior year, representing an increase of $236,000 or 5.1%. This increase was principally comprised of increases in Facilities Lease rent expense of $76,000 and depreciation expense of $71,000, offset by minor increases and decreases in certain other expenses. The increase in Facilities Lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM Holding.

Income Tax Expense

    Income tax expense decreased overall by $21,000 as compared to the same period in the prior year, as a result of a decrease in income before taxes of $51,000.

Net Income

    Primarily as a result of the factors noted above, net income decreased $30,000 to net income of $62,000 for the quarter ended November 30, 1998 from net income of $92,000 for the quarter ended November 30, 1997.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Information

     Certain statements included in this Quarterly Report on Form 10-Q ("Quarterly Report") constitute "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally can be identified as such because the context of the statement will include words such as "believes," "could," "may," "should," "enable," "likely," "prospects," "seek," "predicts," "possible," "forecasts," "projects," "anticipates," "expects" and words of analogous import and correlative expressions thereof, as well as statements preceded or otherwise qualified by: "there can be no assurance" or "no assurance can be given." Similarly, statements that describe the Company's future plans, objectives, strategies or goals also are forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's cash flows, results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business, anticipated capital expenditures, proposed operating budgets and accounting reserves; litigation; property expansion and development programs or plans; regulatory matters; and the Company's plans, goals, strategies and objectives for future operations and performance. Any such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such forward-looking statements are subject to a number of assumptions regarding, among other things, general economic, competitive and market conditions. Such assumptions necessarily are based on facts and conditions as they exist at the time such statements are made, the prediction or assessment of which may be difficult or impossible and, in any case, beyond the Company's control. Further, the Company's business is subject to a number of risks that may affect any such forward-looking statements and also could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements. All forward-looking statements contained in this Quarterly Report are expressly qualified in their entirety by the cautionary statements in this paragraph. Moreover, the Company does not intend to update or revise any forward-looking statements to reflect any changes in general economic, competitive or market conditions and developments beyond its control.

     Readers of this Quarterly Report are cautioned not to place undue reliance on any of the forward-looking statements set forth herein and the Company makes absolutely no promises, guarantees, representations or warranties as to the accuracy thereof.

                             ILM I LEASE CORPORATION

                            PART II-OTHER INFORMATION


Item 1. through 5.            NONE

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



                                    By:  ILM I LEASE CORPORATION
                                         -------------------------------


                                    By: /s/ Jeffry R. Dwyer
                                        --------------------------------
                                        Jeffry R. Dwyer
                                        Chief Operating Officer
                                        (Principal Accounting Officer)





Dated: February 19, 1999
       -----------------