Form 10-Q
period 1999-02-28
ILM I LEASE CORP
filed 1999-04-14
CIK 932091

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

                  For quarterly period ended February 28, 1999

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-25878

                             ILM I LEASE CORPORATION
             (Exact name of registrant as specified in its charter)

         Virginia                                             04-3248637
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

28 State Street, Suite 1100, Boston, MA                          02109
   (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:           (888) 257-3550
                                                         -----------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                         which registered
         None                                                   None

           Securities registered pursuant to Section 12(g) of the Act:

                      Shares Of Common Stock $.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Shares of common stock outstanding as of February 28, 1999:  7,519,430.

================================================================================
                                  Page 1 of 19

                             ILM I LEASE CORPORATION

                                      INDEX

Part I.  Financial Information                                                                                 Page

         Item 1.  Financial Statements

                  Balance Sheets
                  February 28, 1999 (Unaudited) and August 31, 1998............................................4

                  Statements of Income
                  For the six months and three months ended February 28, 1999 and 1998 (Unaudited).............5

                  Statements of Changes in Shareholders' Equity
                  For the six months ended February 28, 1999 and 1998 (Unaudited)..............................6

                  Statements of Cash Flows
                  For the six months ended February 28, 1999 and 1998 (Unaudited)..............................7

                  Notes to Financial Statements (Unaudited).................................................8-12

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....13-17

Part II.  Other Information...................................................................................18

         Item 6.  Exhibits and Reports on Form 8-K............................................................18

Signatures....................................................................................................19

                             ILM I LEASE CORPORATION

Part I.  Financial Information

         Item I.  Financial Statements
                  (see next page)

                             ILM I LEASE CORPORATION

                                 BALANCE SHEETS
                February 28, 1999 (Unaudited) and August 31, 1998
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                 February 28, 1999           August 31, 1998
                                                                 -----------------           ---------------
Cash and cash equivalents                                              $1,251                     $1,897
Accounts receivable, net                                                   81                         56
Tax refund receivable                                                       6                        145
Prepaid expenses and other assets                                          89                        127
                                                                   ----------                  ---------
              Total current assets                                      1,427                      2,225

Furniture, fixtures and equipment                                       1,111                        999
Less:  accumulated depreciation                                          (596)                      (390)
                                                                     ---------                  ---------
                                                                          515                        609

Deferred tax asset, net                                                   268                        364
                                                                     --------                   --------
                                                                       $2,210                     $3,198
                                                                       ======                     ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                 $   859                     $1,123
Termination fee payable                                                     -                        975
Real estate taxes payable                                                 385                        213
Accounts payable - related party                                          391                        438
Security deposits                                                           6                          7
                                                                     --------                 ----------
               Total current liabilities                                1,641                      2,756

Deferred rent payable                                                      31                         49
                                                                     --------                  ---------
               Total liabilities                                        1,672                      2,805

Shareholders' equity:
       Common stock, $0.01 par value,
            20,000,000 shares authorized
            7,519,430 issued and outstanding                               75                         75
       Additional paid-in capital                                         625                        625
       Retained earnings (deficit)                                       (162)                      (307)
                                                                     ----------                 ---------
              Total shareholders' equity                                  538                        393
                                                                     --------                   --------
                                                                       $2,210                     $3,198
                                                                       ======                     ======

                             See accompanying notes.

                             ILM I LEASE CORPORATION

                              STATEMENTS OF INCOME
For the six months and three months ended February 28, 1999 and 1998 (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                  Six Months Ended            Three Months Ended
                                                                      February 28,                 February 28,
                                                                   1999           1998          1999          1998
                                                                   ----           ----          ----          ----
Revenues
Rental and other income                                          $9,908         $9,545        $4,970        $4,795
Interest income                                                       8             21             4            13
                                                                  ------         ------       ------        ------
                                                                  9,916          9,566         4,974         4,808
Expenses
Master lease rent expense                                         3,728          3,583         1,870         1,810
Dietary and food service salaries, wages and expenses             1,806          1,763           902           859
Administrative salaries, wages and expenses                         670            641           345           321
Marketing salaries, wages and expenses                              456            429           231           214
Utilities                                                           413            398           207           201
Repairs and maintenance                                             351            310           178           155
Real estate taxes                                                   413            470           203           208
Property management fees                                            537            484           277           241
Other property operating expenses                                   751            729           369           363
General and administrative                                          142            (58)           69          (119)
Directors compensation                                               27             37            14            20
Professional fees                                                   175            479            60           352
Depreciation expense                                                206             51           109            26
                                                                  ------         ------       ------        ------
                                                                  9,675          9,316         4,834         4,651
                                                                  ------         ------       ------        ------

Income before taxes                                                 241            250           140           157

Income tax expense (benefit):
Current                                                               -             73             -            44
Deferred                                                             96             27            54            19
                                                                  ------         ------       ------        ------
                                                                     96            100            54            63
                                                                  ------         ------       ------        ------

Net income                                                         $145           $150          $ 86          $ 94
                                                                 ======         ======        ======        ======

Basic earnings per share of common stock                         $ 0.02         $ 0.02         $0.01        $ 0.01
                                                                 ======         ======        ======        ======

The above earnings per share of common stock is based upon the 7,519,430 shares outstanding for each period.

                             See accompanying notes.

                             ILM I LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
         For the six months ended February 28, 1999 and 1998 (Unaudited)
                  (Dollars in thousands, except per share data)

                                              Common Stock             Additional       Retained
                                             $.01 Par Value             Paid-In         Earnings
                                          Shares          Amount        Capital       (Accumulated         Total
                                                                                         Deficit)
                                          ------          ------        -------       ------------         -----
Balance at August 31, 1997              7,519,430          $ 75          $625             $ 74              $774

Net income                                      -             -             -              150               150
                                        ---------          ----          ----            -----              ----

Balance at February 28, 1998            7,519,430          $ 75          $625             $224              $924
                                        =========          ====          ====            =====              ====

Balance at August 31, 1998              7,519,430          $ 75          $625            $(307)             $393

Net income                                      -             -             -              145               145
                                        ---------          ----          ----            -----              ----

Balance at February 28, 1999            7,519,430          $ 75          $625            $(162)             $538
                                        =========          ====          ====            =====              ====

                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
         For the six months ended February 28, 1999 and 1998 (Unaudited)
                             (Dollars in thousands)

                                                                                          Six Months Ended
                                                                                            February 28,

                                                                                          1999           1998
                                                                                          ----           ----
Cash flows from operating activities:
   Net income                                                                             $ 145          $ 150
   Adjustments to reconcile net income to
     net cash (used in)  provided by operating activities:
        Depreciation expense                                                                206             51
        Deferred tax expense (benefit), net                                                  96           (219)
        Changes in assets and liabilities:
             Accounts receivable, net                                                       (25)           (24)
             Tax refund receivable                                                          139              -
             Prepaid expenses and other assets                                               38            433
             Accounts payable and accrued expenses                                         (264)           (37)
             Accounts payable - related party                                               (47)           647
             Termination fee payable                                                       (975)             -
             Real estate taxes payable                                                      172            214
             Deferred rent payable                                                          (18)           (18)
             Security deposits                                                               (1)             1
                                                                                          ------         -----
                         Net cash (used in) provided by operating activities               (534)         1,198
                                                                                          ------         -----

Cash flows from investing activities:
             Additions to furniture, fixtures and equipment                                (112)          (155)
                                                                                         -------        -------
                         Net cash used in investing activities                             (112)          (155)
                                                                                         -------        -------

Net (decrease)  increase in cash and cash equivalents                                      (646)         1,043

Cash and cash equivalents, beginning of period                                            1,897          1,473
                                                                                         ------        -------

Cash and cash equivalents, end of period                                                 $1,251         $2,516
                                                                                         ======         ======

Supplemental disclosure:

Cash paid during the period for state income taxes                                   $        4     $        -
                                                                                     ==========     ==========

                             See accompanying notes.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)

1. General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in ILM I Lease Corporation's (the "Company") Annual Report on Form 10-K for the year ended August 31, 1998. In the opinion of management, the accompanying interim financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1999, and revenues and expenses for each of the six- and three-month periods ended February 28, 1999 and 1998. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the six- and three-month periods ended February 28, 1999, are not necessarily indicative of the results to be expected for the year ended August 31, 1999.

     The Company was incorporated on September 12, 1994 under the laws of the State of Virginia by ILM Senior Living, Inc., a Virginia finite-life corporation ("ILM I"), formerly PaineWebber Independent Living Mortgage Fund, Inc., to operate eight rental housing projects that provide independent-living and assisted-living services for independent senior citizens ("the Senior Housing Facilities") under a facilities lease agreement dated September 1, 1995 (the "Facilities Lease Agreement"), between the Company, as lessee, and ILM Holding, Inc. ("ILM Holding"), as lessor, and a direct subsidiary of ILM I. The Company's sole business is the operation of the Senior Housing Facilities. ILM I made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Senior Housing Facilities between June 1989 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain indirect subsidiaries of ILM I, subject to the mortgage loans. Subsequently, these property-owning subsidiaries were merged into ILM Holding. As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement, which was assigned to the Company as of September 1, 1995 and subsequently terminated in July 1996. ILM I is a public company subject to the reporting obligations of the Securities and Exchange Commission.

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

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

2. The Facilities Lease Agreement

     ILM Holding (the "Lessor") leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease is scheduled to expire on December 31, 1999, unless terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. As noted below in Recent Developments, ILM I has entered into an agreement and plan of merger with Capital Senior Living Corporation and certain affiliates of Capital, and has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. Consummation of the merger is presently anticipated in October 1999. The lease is accounted for as an operating lease in the Company's financial statements.

Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM Holding are summarized as follows:

                                                                                Rentable      Resident
Name                                          Location                           Units       Capacities
----                                          --------                           -----       ----------
Independence Village of East Lansing          East Lansing, MI                    161            162
Independence Village of Winston-Salem         Winston-Salem, NC                   159            161
Independence Village of Raleigh               Raleigh, NC                         164            205
Independence Village of Peoria                Peoria, IL                          166            183
Crown Point Apartments                        Omaha, NE                           135            163
Sedgwick Plaza Apartments                     Wichita, KS                         150            170
West Shores                                   Hot Springs, AR                     136            166
Villa Santa Barbara (1)                       Santa Barbara, CA                   125            125

(1) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation ("Lease II"). The Company has entered into an agreement with Lease II regarding such joint tenancy. Lease II was formed for similar purposes as the Company by an affiliated company, ILM II Senior Living, Inc. ("ILM II"), a subsidiary of which owns a portion of the Villa Santa Barbara property. The portion of the Senior Housing Facility leased by the Company represents 25% of the total project. Villa Santa Barbara is 25% owned by ILM Holding and 75% by ILM II Holding, Inc., a direct subsidiary of ILM
II. Upon the sale of ILM I or ILM II, arrangements would be made to transfer the Santa Barbara facility to the non-selling joint tenant (or one of its subsidiaries).

     Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $6,364,800. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent was $564,000 and $288,000 for the six- and three-month periods ended February 28, 1999, respectively, compared to $418,000 and $218,000 for the six- and three- month periods ended February 28, 1998, respectively.

     The Company's use of the properties is limited to use as Senior Housing Facilities. The Company has responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each Senior Housing Facility, and to use and maintain each Senior Housing Facility in compliance with all local board of health and other applicable governmental and insurance regulations. The Senior Housing Facilities

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

2. The Facilities Lease Agreement (continued)

     located in Arkansas, California and Kansas are licensed by such states to provide assisted living services. In addition, various health and safety regulations and standards, which are enforced by state and local authorities, apply to the operation of all the Senior Housing Facilities. Violations of such health and safety standards could result in fines, penalties, closure of a Senior Housing Facility, or other sanctions.

Recent Developments

     On February 7, 1999, ILM I entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. Consummation of the merger is presently anticipated in October 1999. In connection with the merger, ILM I has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 1999, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger.

3. Related Party Transactions

     Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As discussed in the Company's Annual Report on Form 10-K for the year ended August 31, 1998, PaineWebber resigned effective as of June 18, 1997.

     The Company has retained Capital to be the property manager of the Senior Housing Facilities pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company as well as President, Chief Executive Officer and Director of ILM I, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. The Management Agreement is co-terminous with the Facilities Lease Agreement. If, for any reason, the Facilities Lease Agreement is extended beyond December 31, 1999, the scheduled expiration date of the Management Agreement would be extended as well, but not beyond July 29, 2001. There is no present intention to extend the term of the Facilities Lease Agreement or the term of the Management Agreement and it is likely they will be terminated before the end of the term of the Facilities Lease Agreement (see "Recent Developments" in Note 2). Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the "net cash flow" of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs. ILM I has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the six- and three-month periods ended February 28, 1999, Capital earned property management fees from the Company of $537,000 and $277,000, respectively, compared to $484,000 and $241,000 for the six- and three-month periods ended February 28, 1998, respectively.

     On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding would also reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the six- and three-

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

3. Related Party Transactions (continued)

month periods ended February 28, 1999, Capital Senior Development, Inc. earned no fees from the Company compared to fees of $184,000 and $87,000 earned for the six- and three-month periods ended February 28, 1998, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

     Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the six- and three-month periods ended February 28, 1999, Greenberg Traurig earned fees from the Company of $21,000 and $19,000, respectively. For the six- and three-month periods ended February 28, 1998, Greenberg Traurig earned fees from the Company of $99,077 and $66,511, respectively.

     Accounts payable - related party at February 28, 1999 includes $288,000 for variable rent and an expense reimbursement payable to Lease II in the amount of $102,000. Accounts payable - related party at August 31, 1998 includes $243,000 for variable rent and expense reimbursements payable to ILM Holding in the amount of $93,000 and to Lease II in the amount of $102,000.

4. Legal Proceedings and Contingencies

     A property management agreement between ILM Holding and AHC, which covered the management of all eight Senior Housing Facilities, was assigned to the Company effective September 1, 1995. On July 29, 1996, the Company and ILM Holding ("the Companies") terminated the property management agreement with AHC for "cause" pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM Holding alleged, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies.

     Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The Companies challenged the filing, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM Holding. The counterclaim alleged that the management agreement was wrongfully terminated for cause and requested damages, which included the payment of a termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeded $2,000,000. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM I and ILM II in the aggregate amount of $1,000,000. The orders did not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM II, and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the orders.

On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998 was a Director of the Company and President, Chief Executive Officer and Director of ILM I, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages in the amount of at least $2,000,000. On March 4, 1997, the defendants removed

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

4. Legal Proceedings and Contingencies (continued)

the case to Federal District Court for the Central District of California. At a meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease II on behalf of Mr. Cohen totaled $239,000 as of February 28, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital and its affiliates in the California litigation. Subsequently, the Boards of Directors of the Company and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By February 28, 1999, $313,000 of legal fees had been either advanced or accrued in the Company's financial statements and $209,000 of legal fees have been either advanced or accrued in Lease II's financial statements for Capital's California litigation costs.

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

5. Construction Loan Financing

     The Company has finalized negotiations with a major bank to provide a construction loan facility that will provide ILM I with up to $24.5 million to fund the capital costs of these potential expansion programs. The construction loan facility will be secured by a first mortgage of ILM I's properties and collateral assignment of the Company's leases of such properties. The loan will have a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term could be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule.

6. Subsequent Event

     On March 9, 1999, Jeffry R. Dwyer was elected President of the Company and Lease II.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM Holding decide that any of the Senior Housing Facilities should be expanded, the Facilities Lease Agreement between the Company and ILM Holding would be amended to include such expansion. Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $6,364,800. The Company also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent was $564,000 and $288,000 for the six- and three-month periods ended February 28, 1999, respectively, compared to $418,000 and $218,000 for the six- and three-month periods ended February 28, 1998, respectively.

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

Recent Developments

    On February 7, 1999, ILM I entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. Consummation of the merger is presently anticipated in October 1999. In connection with the merger, ILM I has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 1999, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger.

Liquidity and Capital Resources

    Occupancy levels for the eight properties which the Company leases from ILM Holding averaged 94% and 96% for the three months ended February 28, 1999 and 1998, respectively. Base rent payments of $6,364,800 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent. The Senior Housing Facilities are currently generating gross revenues, which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM Holding.

    At February 28, 1999, the Company had cash and cash equivalents of $1,251,000 compared to $1,897,000 at August 31, 1998. The decrease of $646,000 is primarily attributable to the September 4, 1998 payment of the AHC litigation settlement of $975,000 (see Note 4) offset by other cash flows provided by operating activities. Remaining amounts of cash will be used for the Company's working capital requirements. As noted above, under the terms of the facilities lease, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal years 1998 and 1997 or for the first and second quarter of fiscal 1999. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flows from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

Year 2000

    The Company relies upon PC-based computer systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended February 28, 1999 versus Six Months Ended February 28, 1998

Revenues
    Total revenues were $9,916,000 for the six-month period ended February 28, 1999 compared to $9,566,000 for the same period of the prior year, representing an increase of $350,000, or 3.7%. This increase is the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

Expenses
      Total expenses were $9,675,000 for the six-month period ended February 28, 1999, compared to $9,316,000 for the same period in the prior year, representing an increase of $359,000, or 3.9%. This increase in expenses was primarily due to increases in Facilities Lease rent expense of $145,000; general and administrative expenses of $200,000; depreciation expense of $155,000; property management fees of $53,000; and dietary and food service salaries of $43,000, offset by a $304,000 decrease in professional fees as a result of settling the AHC lawsuit as well as less significant increases and decreases in certain other expenses. The increase in Facilities Lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The $200,000 increase in general and administrative costs when compared to the prior year is due to changes in estimated liabilities at August 31, 1997, that were reduced in 1998. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM Holding.

Income Tax Expense
    Income tax expense decreased overall by $4,000 as compared to the same period in the prior year, as a result of a decrease in income before taxes of $9,000. The $200,000 increase in general and administrative costs when compared to the prior year is due to changes in estimated liabilities at August 31, 1997, that were reduced in 1998.

Net Income

    Primarily as a result of the factors noted above, net income decreased $5,000 to net income of $145,000 for the six months ended February 28, 1999 compared to net income of $150,000 for the six months ended February 28, 1998.

Three Months Ended February 28, 1999 versus Three Months Ended February 28, 1998

Revenues
    Total revenues were $4,974,000 for the quarter ended February 28, 1999 compared to $4,808,000 for the same period of the prior year, representing an increase of $166,000, or 3.5%. This increase is the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

Expenses
      Total expenses were $4,834,000 for the quarter ended February 28, 1999 compared to $4,651,000 for the same period in the prior year, representing an increase of $183,000, or 3.9%. This increase in expenses was primarily due to increases in Facilities Lease rent expense of $60,000; general and administrative expenses of $188,000; depreciation expense of $83,000; property management fees of $36,000; and dietary and food service salaries of $43,000, offset by a $292,000 decrease in professional fees as a result of settling the AHC lawsuit as well as less significant increases and decreases in certain other expenses. The increase in Facilities Lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The $188,000 increase in general and administrative costs when compared to the prior year is due to changes in estimated liabilities at August 31, 1997, that were reduced in 1998. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM Holding.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Income Tax Expense
    Income tax expense decreased overall by $9,000 as compared to the same period in the prior year, as a result of a decrease in income before taxes of $17,000.

Net Income
    Primarily as a result of the factors noted above, net income decreased $8,000 to net income of $86,000 for the quarter ended February 28, 1999 from net income of $94,000 for the quarter ended February 28, 1998.

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

                                    By:  ILM I LEASE CORPORATION

                                    By: /s/ Jeffry R. Dwyer
                                            Jeffry R. Dwyer
                                            President

Dated: April 14, 1999