Form 10-Q
period 1999-05-31
ILM I LEASE CORP
filed 1999-07-15
CIK 932091

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    -----------------------------------------

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR QUARTERLY PERIOD ENDED MAY 31, 1999

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-25878


                             ILM I LEASE CORPORATION
             (Exact name of registrant as specified in its charter)


         VIRGINIA                                                     04-3248637
-------------------------------                                 --------------------
(State or other jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                                  Identification No.)

28 STATE STREET, SUITE 1100, BOSTON, MA                                 02109
-----------------------------------------                            ----------
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number, including area code:                  (888) 257-3550
                                                               ------------------------

                    Securities registered pursuant to Section
                                12(b) of the Act:


                                       Name of each exchange on
TITLE OF EACH CLASS                         which registered
-------------------                    -------------------------
       None                                     None

                    Securities registered pursuant to Section
                                12(g) of the Act:

                      SHARES OF COMMON STOCK $.01 PAR VALUE
                      ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No   X

Shares of common stock outstanding as of May 31, 1999:  7,519,430.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                  Page 1 of 19

                             ILM I LEASE CORPORATION

                                      INDEX


Part I.  Financial Information                                             PAGE
                                                                           ----
         Item 1.  Financial Statements

                  Balance Sheets
                  May 31, 1999 (Unaudited) and August 31, 1998................4

                  Statements of Income
                  For the nine months and three months ended
                  May 31, 1999 and 1998 (Unaudited)...........................5

                  Statements of Changes in Shareholders' Equity
                  For the nine months ended May 31, 1999 and 1998
                  (Unaudited).................................................6

                  Statements of Cash Flows
                  For the nine months ended May 31, 1999 and 1998
                  (Unaudited).................................................7

                  Notes to Financial Statements (Unaudited)................8-12

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................13-17

Part II.  Other Information..................................................18

         Item 6.  Exhibits and Reports on Form 8-K...........................18

Signatures...................................................................19

                             ILM I LEASE CORPORATION

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (see next page)

                             ILM I LEASE CORPORATION

                                 BALANCE SHEETS
                  May 31, 1999 (Unaudited) and August 31, 1998
                  (Dollars in thousands, except per share data)




                                                                   MAY 31, 1999              AUGUST 31, 1998
                                                                   ------------              ---------------

                                                      ASSETS

Cash and cash equivalents                                              $1,257                     $1,897
Accounts receivable, net                                                  130                         56
Tax refund receivable                                                       1                        145
Prepaid expenses and other assets                                         134                        127
                                                                     --------                  ---------
              Total current assets                                      1,522                      2,225

Furniture, fixtures and equipment                                       1,197                        999
Less:  accumulated depreciation                                          (710)                      (390)
                                                                     ---------                  ---------
                                                                          487                        609

Deferred tax asset, net                                                   244                        364
                                                                     --------                   --------
                                                                       $2,253                     $3,198
                                                                     --------                   --------
                                                                     --------                   --------


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                 $   901                     $1,123
Termination fee payable                                                     -                        975
Real estate taxes payable                                                 356                        213
Accounts payable - related party                                          397                        438
Security deposits                                                           6                          7
                                                                     --------                 ----------
               Total current liabilities                                1,660                      2,756

Deferred rent payable                                                      22                         49
                                                                     --------                  ---------
               Total liabilities                                        1,682                      2,805

Shareholders' equity:
       Common stock, $0.01 par value,
            20,000,000 shares authorized
            7,519,430 issued and outstanding                               75                         75
       Additional paid-in capital                                         625                        625
       Retained earnings (deficit)                                       (129)                      (307)
                                                                     ----------                 ---------
              Total shareholders' equity                                  571                        393
                                                                     --------                   --------
                                                                       $2,253                     $3,198
                                                                     --------                   --------
                                                                     --------                   --------

                             See accompanying notes.

                             ILM I LEASE CORPORATION

                              STATEMENTS OF INCOME
        For the nine months and three months ended May 31, 1999 and 1998
            (Unaudited) (Dollars in thousands, except per share data)


                                                                   Nine Months Ended            Three Months Ended
                                                                        May 31,                      May 31,
                                                                  ---------------------       --------------------
                                                                   1999           1998          1999          1998
                                                                   ----           ----          ----          ----
REVENUES
  Rental and other income                                        $14,895        $14,375       $4,987        $4,830
  Interest income                                                     12             48            4            28
                                                                 -------        -------      -------        ------
                                                                  14,907         14,423        4,991         4,858
EXPENSES
  Master lease rent expense                                        5,605          5,397        1,877         1,814
  Dietary and food service salaries, wages and expenses            2,743          2,657          937           895
  Administrative salaries, wages and expenses                      1,042            896          372           256
  Marketing salaries, wages and expenses                             682            636          225           206
  Utilities                                                          607            595          194           196
  Repairs and maintenance                                            520            472          169           162
  Real estate taxes                                                  623            676          210           205
  Property management fees                                           778            742          241           258
  Other property operating expenses                                1,131          1,102          380           374
  General and administrative                                         228             39           87            98
  Directors compensation                                              39             60           12            23
  Professional fees                                                  291            762          116           283
  Depreciation expense                                               320             78          114            26
                                                                 -------        -------      -------        ------
                                                                  14,609         14,112        4,934         4,796
                                                                 -------        -------      -------        ------

Income before taxes                                                  298            311           57            62

Income tax expense (benefit):
  Current                                                              -             33            -           (40)
  Deferred                                                           120             92           24            65
                                                                 -------        -------      -------        ------
                                                                     120            125           24            25
                                                                 -------        -------      -------        ------

NET INCOME                                                        $  178          $ 186        $  33          $ 37
                                                                 -------        -------      -------        ------
                                                                 -------        -------      -------        ------

Basic earnings per share of common stock                          $ 0.02          $0.02        $0.00        $ 0.00
                                                                 -------        -------      -------        ------
                                                                 -------        -------      -------        ------

The above earnings per share of common stock is based upon the 7,519,430 shares outstanding for each period.








                             See accompanying notes.

                             ILM I LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           For the nine months ended May 31, 1999 and 1998 (Unaudited)
                  (Dollars in thousands, except per share data)



                                               Common Stock
                                              $.01 PAR VALUE            Additional       Retained
                                          ----------------------         Paid-In         Earnings
                                          Shares          Amount         Capital         (Deficit)         Total
                                          ------          ------        ----------       ---------         -----

Balance at August 31, 1997               7,519,430          $ 75            $625           $ 74            $774

Net income                                       -             -               -            186            186
                                         ---------          ----            ----           ----            ---

Balance at May 31, 1998                  7,519,430          $ 75            $625           $260           $960
                                         ---------          ----            ----           ----            ---
                                         ---------          ----            ----           ----            ---

Balance at August 31, 1998               7,519,430          $ 75            $625          $(307)          $393

Net income                                       -             -               -            178            178
                                         ---------          ----            ----           ----            ---

Balance at May 31, 1999                  7,519,430          $ 75            $625          $(129)          $571
                                         ---------          ----            ----           ----            ---
                                         ---------          ----            ----           ----            ---






                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1999 and 1998 (Unaudited)
                             (Dollars in thousands)


                                                                           Nine Months Ended
                                                                                MAY 31,
                                                                           -------------------
                                                                           1999           1998
                                                                           ----           ----
Cash flows from operating activities:
   Net income                                                              $ 178          $ 186
   Adjustments to reconcile net income to
     net cash (used in)  provided by operating activities:
        Depreciation expense                                                 320             78
        Deferred tax expense (benefit), net                                  120           (208)
        Changes in assets and liabilities:
             Accounts receivable - related party                             (74)          (113)
             Accounts receivable                                                            (17)
             Tax refund receivable                                           144              -
             Prepaid expenses and other assets                                (7)           427
             Accounts payable and accrued expenses                          (222)          (270)
             Accounts payable - related party                                (41)         1,722
             Termination fee payable                                        (975)             -
             Real estate taxes payable                                       143            202
             Deferred rent payable                                           (27)           (28)
             Security deposits                                                (1)             1
                                                                           ------         -----
                Net cash (used in) provided by operating activities         (442)         1,980
                                                                           ------         -----

Cash flows from investing activities:
             Additions to furniture, fixtures and equipment                 (198)          (263)
                                                                          -------        -------
                         Net cash used in investing activities              (198)          (263)
                                                                          -------        -------

Net (decrease)  increase in cash and cash equivalents                       (640)         1,717

Cash and cash equivalents, beginning of period                             1,897          1,473
                                                                          ------        -------

Cash and cash equivalents, end of period                                  $1,257         $3,190
                                                                           ------         -----
                                                                           ------         -----


SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for state income taxes                    $        4     $        -
                                                                           ------         -----
                                                                           ------         -----


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

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1999, and revenues and expenses for each of the nine- and three-month periods ended May 31, 1999 and 1998. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the nine- and three-month periods ended May 31, 1999, are not necessarily indicative of the results to be expected for the year ended August 31, 1999.

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

         In July 1996, following termination of the property management agreement with AHC, the Company entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer and Acting Chief Financial Officer of Capital Senior Living Corporation. As a result, the Management Agreement with Capital was considered a related party transaction (see Note
     3) through July 28, 1998.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)


2.   THE FACILITIES LEASE AGREEMENT

         ILM Holding (the "Lessor") leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease is scheduled to expire on December 31, 1999, unless terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. As noted below in Recent Developments, ILM I has entered into an agreement and plan of merger with Capital Senior Living Corporation and certain affiliates of Capital, and has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. While there can be no assurance, consummation of the merger is presently anticipated by the end of calendar year 1999. The lease is accounted for as an operating lease in the Company's financial statements.

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

         (1) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation ("Lease II"). The Company has entered into an agreement with Lease II regarding such joint tenancy. Lease II was formed for similar purposes as the Company by an affiliated company, ILM II Senior Living, Inc. ("ILM II"), a subsidiary of which owns a portion of the Villa Santa Barbara property. The portion of the Senior Housing Facility leased by the Company represents 25% of the total project. Villa Santa Barbara is 25% owned by ILM Holding and 75% by ILM II Holding, Inc., a direct subsidiary of ILM II. Upon the sale of ILM I or ILM II, arrangements would be made to transfer the Santa Barbara facility to the non-selling joint tenant (or one of its subsidiaries). The property was extensively renovated in 1995.

         Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $6,364,800. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent was $859,000 and $295,000 for the nine- and three-month periods ended May 31, 1999, respectively, compared to $651,000 and $232,000 for the nine- and three- month periods ended May 31, 1998, respectively.

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

    RECENT DEVELOPMENTS

         On February 7, 1999, ILM I entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. While there can be no assurance, consummation of the merger is presently anticipated by the end of calendar year 1999. In connection with the merger, ILM I has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 1999, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger.

3.   RELATED PARTY TRANSACTIONS

         Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As discussed in the Company's Annual Report on Form 10-K for the year ended August 31, 1998, PaineWebber resigned effective as of June 18, 1997.

         The Company has retained Capital to be the property manager of the Senior Housing Facilities pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer and Acting Chief Financial Officer of Capital Senior Living Corporation. The Management Agreement is co-terminous with the Facilities Lease Agreement. If, for any reason, the Facilities Lease Agreement is extended beyond December 31, 1999, the scheduled expiration date of the Management Agreement would be extended as well, but not beyond July 29, 2001. There is no present intention to extend the term of the Facilities Lease Agreement or the term of the Management Agreement and it is likely they will be terminated before the end of the term of the Facilities Lease Agreement (see "Recent Developments" in Note 2). Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the "net cash flow" of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs. ILM I has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the nine- and three-month periods ended May 31, 1999, Capital earned property management fees from the Company of $778,000 and $241,000, respectively, compared to $742,000 and $258,000 for the nine- and three-month periods ended May 31, 1998, respectively.

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

     Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding would also reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the nine- and three-month periods ended May 31, 1999, Capital Senior Development, Inc. earned no fees from the Company compared to fees of $212,000 and $83,000 earned for the nine-and three-month periods ended May 31, 1998, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary, President and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the nine- and three-month periods ended May 31, 1999, Greenberg Traurig earned fees from the Company of $32,000 and $0, respectively. For the nine- and three-month periods ended May 31, 1998, Greenberg Traurig earned fees from the Company of $116,000 and $64,000, respectively.

         Accounts payable - related party at May 31, 1999 includes $295,000 for variable rent and an expense reimbursement payable to Lease II in the amount of $102,000. Accounts payable - related party at August 31, 1998 includes $243,000 for variable rent and $93,000 for expense reimbursements payable to ILM Holding in and expense reimbursements payable of $102,000 to Lease II.

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

    the case to Federal District Court for the Central District of California. At a meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease II on behalf of Mr. Cohen totaled $239,000 as of May 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital and its affiliates in the California litigation. Subsequently, the Boards of Directors of the Company and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By May 31, 1999, $339,000 of legal fees had been either advanced or accrued in the Company's financial statements and $226,000 of legal fees have been either advanced or accrued in Lease II's financial statements for Capital's California litigation costs.

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

         The Company has pending claims incurred in the normal course of business which, in the opinion of the Company's Board of Directors, will not have a material effect on the financial statements of the Company.

5.   CONSTRUCTION LOAN FINANCING

         The Company has secured a construction loan facility with a major bank that will provide ILM I with up to $24.5 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan has a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term can be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule. Loan origination costs in connection with this loan facility are being amortized by ILM I over the life of the loan.

         On June 7, 1999, ILM I borrowed $2,093,000 under the construction loan facility to fund the pre-construction capital costs, incurred through April 1999, of the potential expansions of the Senior Housing Facilities, leaving approximately $22.4 million unused and available. The Company is a co-borrower on the construction loan.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM Holding decide that any of the Senior Housing Facilities should be expanded, the Facilities Lease Agreement between the Company and ILM Holding would be amended to include such expansion. Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $6,364,800. The Company also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent was $859,000 and $295,000 for the nine-and three-month periods ended May 31, 1999, respectively, compared to $651,000 and $232,000 for the nine- and three-month periods ended May 31, 1998, respectively.

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

RECENT DEVELOPMENTS

    On February 7, 1999, ILM I entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. While there can be no assurance, consummation of the merger is presently anticipated by the end of calendar year 1999. In connection with the merger, ILM I has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 1999, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger.

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the eight properties in which the Company has invested averaged 94% and 93% for the nine- and three-month periods ended May 31, 1999, respectively, compared to 95% and 96% for the nine- and three-month periods ended May 31, 1998, respectively. Base rent payments of $6,364,800 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent. The Senior Housing Facilities are currently generating gross revenues, which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM Holding.

    At May 31, 1999, the Company had cash and cash equivalents of $1,257,000 compared to $1,897,000 at August 31, 1998. The decrease of $640,000 is primarily attributable to the September 4, 1998 payment of the AHC litigation settlement of $975,000 (see Note 4) offset by other cash flows provided by operating activities. Remaining amounts of cash will be used for the Company's working capital requirements. As noted above, under

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

the terms of the Facilities Lease Agreement, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal years 1998 and 1997 or for the first, second and third quarter of fiscal 1999. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flows from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

YEAR 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    Based on ongoing assessments, the Company, through Capital, its property manager, has developed a program to modify or replace portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. While there can be no assurance, as of May 31, 1999, the Company believes that it substantially completed all software and hardware upgrades as of December 31, 1998. The Company presently believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 issue. However, if such modifications and replacements are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The costs of Year 2000 remediation are not expected to be material based on the Company's operations.

    The Company has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Company's business.

    The Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of determining whether or ensuring those external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could impact the Company.

    Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has substantially completed all necessary phases of its Year 2000 program. In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, the Company's most significant third party contractor, were to experience a year 2000 problem, it is likely that the Company would not receive rental income as it became due from Senior Living Facility residents. The Company in turn would fail to pay ILM Holding lease payments as they arise under the master lease, and ILM Holding in turn would fail to pay ILM I mortgage payments due it. However, the Company believes that given the nature of its business, such problem would be temporary and is easily remedied with simple accountings.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 31, 1999 VERSUS NINE MONTHS ENDED MAY 31, 1998

REVENUES
    Total revenues were $14,907,000 for the nine-month period ended May 31, 1999 compared to $14,423,000 for the same period of the prior year, representing an increase of $484,000, or 3.4%. This increase is primarily the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

EXPENSES
      Total expenses were $14,609,000 for the nine-month period ended May 31, 1999, compared to $14,112,000 for the same period in the prior year, representing an increase of $497,000, or 3.5%. This increase in expenses was primarily due to increases in depreciation expense of $242,000; facilities lease rent expense of $208,000; general and administrative expenses of $189,000; administrative salaries and expenses of $146,000; and dietary and food service salaries of $86,000, offset by a $471,000 decrease in professional fees as a result of settling the AHC lawsuit as well as less significant increases and decreases in certain other expenses. The increase in facilities lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The $189,000 increase in general and administrative costs when compared to the prior year is due to changes in estimated liabilities at August 31, 1997, that were reduced in 1998. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM Holding.

INCOME TAX EXPENSE
    Income tax expense decreased to $120,000 for the nine-month period ended May 31, 1999, compared to $125,000 for the same period in the prior year, as a result of a decrease in income before taxes to $298,000 for the nine-month period ended May 31, 1999, compared to $311,000 for the same period in 1998.

NET INCOME
    Primarily as a result of the factors noted above, net income decreased $8,000 to $178,000 for the nine months ended May 31, 1999 compared to net income of $186,000 for the nine months ended May 31, 1998.


THREE MONTHS ENDED MAY 31, 1999 VERSUS THREE MONTHS ENDED MAY 31, 1998

REVENUES
    Total revenues were $4,991,000 for the quarter ended May 31, 1999 compared to $4,858,000 for the same period of the prior year, representing an increase of $133,000, or 2.7%. This increase is primarily the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

EXPENSES
      Total expenses were $4,934,000 for the quarter ended May 31, 1999 compared to $4,796,000 for the same period in the prior year, representing an increase of $134,000, or 2.9%. This increase in expenses was primarily due to increases in facilities lease rent expense of $63,000; administrative salaries and expenses of $116,000; depreciation expense of $88,000; and dietary and food service salaries of $42,000, offset by a $167,000 decrease in professional fees as a result of settling the AHC lawsuit; as well as less significant increases and decreases in certain other expenses. The increase in facilities lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM Holding.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

INCOME TAX EXPENSE
    Income tax expense decreased to $24,000 for the three-month period ended May 31, 1999, compared to $25,000 for the same period in the prior year, as a result of a decrease in income before taxes to $57,000 for the three-month period ended May 31, 1999, compared to $62,000 for the same period in 1998.

NET INCOME
    Primarily as a result of the factors noted above, net income decreased $4,000 to $33,000 for the quarter ended May 31, 1999 from net income of $37,000 for the quarter ended May 31, 1998.

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



                                    BY:  ILM I LEASE CORPORATION






                                    By: /S/ JEFFRY R. DWYER
                                        -------------------------
                                        Jeffry R. Dwyer
                                        President





Dated: July 15, 1999