Form 10-K/A
period 1998-08-31
ILM I LEASE CORP
filed 1999-11-22
CIK 932091

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

     X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1998

                                       OR

     X      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from _____ to _____.

                         Commission File Number: 0-25878

                             ILM I LEASE CORPORATION
             (Exact name of registrant as specified in its charter)

       Virginia                                                 04-3248637
 ---------------------                                       -----------------
(State of organization)                                     (I.R.S. Employer
                                                           Identification No.)

8180 Greensboro Drive, Suite 850, McLean, VA                         22102
-------------------------------------------------------------------------------
(Address of principal executive office)                            (Zip Code)

Registrant's telephone number, including area code:               888-257-3550
                                                                  ------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                     on which registered
-------------------                                   -----------------------
       None                                                    None



           Securities registered pursuant to Section 12(g) of the Act:
                      Shares of Common Stock $.01 Par Value
           -----------------------------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_ No X

Shares of common stock outstanding as of August 31, 1998: 7,519,430. The aggregate sales price of the shares sold was $700,000. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                 Documents                                  Form 10-K Reference
---------------------------------------------------         -------------------
Registration Statement on Form 10 of registrant             Part III, Part IV
dated July 20, 1995, as supplemented [33 Act filing
#33-27653]

Current Report on Form 8-K                                  Part IV
of registrant dated August 21, 1998

===============================================================================

                             ILM I LEASE CORPORATION

                                1998 FORM 10-K/A

                                TABLE OF CONTENTS

Part I                                                                         Page
------                                                                         ----

Item    1   Business...........................................................I-1

Item    2   Properties.........................................................I-5

Item    3   Legal Proceedings..................................................I-6

Item    4   Submission of Matters to a Vote of Security Holders................I-7


Part II
-------

Item    5   Market for the Registrant's Shares and Related
            Stockholder Matters...............................................II-1

Item    6   Selected Financial Data...........................................II-1

Item    7   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................II-2

Item    8   Financial Statements and Supplementary Data.......................II-8

Item    9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................II-8

Part III
--------

Item    10  Directors and Executive Officers of the Registrant...............III-1

Item    11  Executive Compensation...........................................III-3

Item    12  Security Ownership of Certain Beneficial Owners and Management...III-3

Item    13  Certain Relationships and Related Transactions...................III-3

Part IV
-------

Item    14  Exhibits, Financial Statement Schedules and Reports on Form 8-K...IV-1

Signatures....................................................................IV-2

Index to Exhibits.............................................................IV-3

Financial Statements and Supplementary Data.................................F1-F17

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

       The Senior Housing Facilities which the Company has leased from ILM Holding as of August 31, 1998 are described below:

                                                                              Year
                                                                            Facility      Rentable        Resident
Property Name and Location (1)              Type of Property                 Built        Units (3)    Capacities (3)
------------------------------              ----------------                 -----      -----------    --------------
Independence Village of Winston-Salem       Senior Housing Facility           1989           159            161
Winston-Salem, NC

Independence Village of East Lansing        Senior Housing Facility           1989           161            162
East Lansing, MI

Independence Village of Raleigh             Senior Housing Facility           1991           164            205
Raleigh, NC

Independence Village of Peoria              Senior Housing Facility           1990           165            181
Peoria, IL

Crowne Point Apartments                     Senior Housing Facility           1984           135            163
Omaha, NE

Sedgwick Plaza Apartments                   Senior Housing Facility           1984           150            170
Wichita, KS

West Shores                                 Senior Housing Facility           1986           136            166
Hot Springs, AR

Villa Santa Barbara (2)                     Senior Housing Facility           1979           125            125
Santa Barbara, CA

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the agreements through which the Company has leased these facilities.

(2) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation ("Lease II"). The Company has entered into an agreement with Lease II regarding such joint tenancy. Lease II was formed for similar purposes as the Company by an affiliated company, ILM II Senior Living, Inc. ("ILM II"), a subsidiary of which owns a portion of the Villa Santa Barbara property. The portion of the Senior Housing Facility leased by the Company represents 25% of the total project. Villa Santa Barbara is 25% owned by ILM Holding and 75% by ILM II Holding, Inc., a direct subsidiary of ILM II, as tenants in common. Upon the sale of ILM I or ILM II, arrangements would be made to transfer the Santa Barbara facility to the non-selling joint tenant (or one of its subsidiaries). The property was extensively renovated in 1995.

(3) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

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

       Through June 18, 1997, and subject to the supervision of and pursuant to the general policies set by the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber Lease Advisor, L.P. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Lease Advisor, L.P. and all affiliates of PaineWebber that provided services to the Company in the past. PaineWebber resigned from this position effective as of June 18, 1997. PaineWebber agreed to perform certain administrative services for the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies and consultants including Greenberg Traurig, Fleet Bank, Ernst & Young LLP, and MAVRICC Management Systems, Inc. The resignation of PaineWebber is discussed further below.

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

         At a meeting of the Boards of Directors of ILM I and an affiliated entity, ILM II Senior Living, Inc., ("ILM II"), formerly PaineWebber Independent Living Mortgage, Inc., on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities operated by the Company and held by ILM I as well as the Senior Housing Facilities held by ILM II, by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the Senior Housing Facilities held by ILM I and ILM II for $127 million, thereby guaranteeing the shareholders a "floor" price. The Senior Housing Facilities operated by the Company under its master lease with ILM Holding would represent approximately $75 million of this amount. After taxes and closing costs, net proceeds to ILM I would equal approximately $71 million or approximately $9.41 per share of ILM I common stock. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM I in evaluating PaineWebber's proposal, NatWest Securities, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company, ILM I and ILM II and their affiliates. Following a comprehensive analysis, the investment banking firm recommended that PaineWebber's proposal should be declined and that instead investigation of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of ILM I and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Board's view, the liquidation price would not reflect the "going concern" values of ILM I and ILM II and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate ILM I and ILM II on the suggested terms three years prior to their scheduled termination date.

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

         Average occupancy levels for each fiscal quarter during 1998, along with an average for the year, are presented below for each property:

                                                                 Average Quarterly Occupancy
                                          ---------------------------------------------------------------------------
                                                                                                           Fiscal1998
                                             11/30/97        2/28/98         5/31/98        8/31/98          Average
                                             --------        -------         -------        -------         ---------
Independence Village
   of Winston-Salem                            96%             95%             94%            92%             94%

Independence Village
   of East Lansing                             93%             95%             94%            94%             94%

Independence Village of Raleigh                96%             97%             98%            96%             97%

Independence Village of Peoria                 99%             99%             98%            99%             99%

Crown Pointe Apartments                        98%             99%             98%            96%             98%

Sedgwick Plaza Apartments                      91%             90%             89%            91%             90%

West Shores                                    95%             93%             98%            97%             96%

Villa Santa Barbara                            96%             97%             95%            96%             96%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Annual Meeting of Shareholders held on July 28, 1998, Julien G. Redele', Jeffry R. Dwyer, and J. William Sharman, Jr., were elected to serve as Directors of the Company until the 1999 Annual Meeting, and the designation of Ernst & Young LLP as auditors for the fiscal year ending August 31, 1998, was ratified. Jeffry R. Dwyer has served as a Director since September 13, 1994, the date of incorporation of the Company. J. William Sharman, Jr., has served as a Director of the Company since September 18, 1997.

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

ITEM 6. SELECTED FINANCIAL DATA

                             ILM I LEASE CORPORATION
                  (Dollars in thousands, except per share data)

                                          For the year            For the year           For the year
                                             ended                   ended                  ended
                                        August 31, 1998         August 31, 1997        August 31, 1996
                                      -------------------     --------------------    -------------------
Revenues                                  $    19,294             $    18,121             $    17,285

Income (loss) before income taxes         $      (435)            $      (479)            $       603

Income tax expense (benefit)              $       (54)            $      (192)            $       241

Net income (loss)                         $      (381)            $      (287)            $       362
                                          ===========             ===========             ===========

Net income (loss) per share of
   common stock                           $     (0.05)            $     (0.04)            $      0.05
                                          ===========             ===========             ===========

Total assets                              $     3,198             $     2,633             $     2,797

Shares outstanding                          7,519,430               7,519,430               7,519,430

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

     Based on ongoing assessments, the Company, through Capital, its property manager, has developed a program to modify or replace portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. While there can be no assurance, as of August 31, 1998, the Company believes that it will substantially complete all software and hardware upgrades as of December 31, 1998. The Company believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 issue. However, if such modifications and replacements are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The costs of Year 2000 remediation are not expected to be material based on the Company's operations.

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

        Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has substantially completed all necessary phases of its Year 2000 program. In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, the Company's most significant third party contractor, were to experience a year 2000 problem, it is likely that the Company would not receive rental income as it became due from Senior Living Facility residents. The Company in turn would fail to pay ILM Holding lease payments as they arise under the master lease, and ILM Holding in turn would fail to pay ILM I mortgage payments due it. However, the Company believes that given the nature of its business, such problem would be temporary and is easily remedied with a simple accounting.

                             ILM I LEASE CORPORATION


RESULTS OF OPERATIONS

1998 COMPARED TO 1997

       REVENUES. Total revenues were $19,294,000 for the year ended August 31, 1998 compared to $18,121,000 for the year ended August 31, 1997, representing an increase of $1,173,000 or 6.5%. Rental and other income from the Company's senior housing operations was $19,232,000 at August 31, 1998, representing an increase of $1,183,000 or 6.6%, primarily as a result of improved occupancies and increases in rental rates at certain of the facilities located in strong markets.

       EXPENSES. Total expenses were $19,729,000 in fiscal 1998 compared to $18,600,000 in fiscal 1997, representing an increase of $1,129,000 or 6.1%. This increase was principally comprised of increases in master lease rent expense of $579,000 or 8.7%, dietary and food service salaries, wages and expenses of $135,000 or 3.9%, general and administrative expenses of $593,000 or 67%, property management fees of $78,000 or 9.3%, and additional termination fee expense incurred in fiscal 1998 of $375,000 (see "Item 3, Legal Proceedings") representing a decrease of 37.5% from fiscal year 1997. In addition, total charges to depreciation expense in 1998 include additional depreciation expense of $136,000 in recognition of changes in remaining useful life for certain assets purchased in 1997 and prior to conform to the lease termination date, as such assets are not subject to repurchase by ILM Holding. As a result, total depreciation expense increased $223,000 or 301.4%. These increases were offset, in part, by a decrease in administrative salaries, wages and expenses of $59,000 or 4.6%, marketing salaries, wages and expenses of $27,000 or 3.1%, other property operating expenses of $88,000 or 5.6% and advisory fees of $70,000 or 100%. The increase in master lease rent expense is the result of variable rents due under the Master Lease Agreement in 1998. General and administrative expense increased as a result of higher AHC litigation expenses in 1998 coupled with the analysis of restructuring alternatives performed by an independent investment banking firm. The increases in other operating costs cited above were the result of higher operating levels associated with improved occupancies.

       INCOME TAX EXPENSE. Income tax benefit decreased $138,000 or 71.9%, from $192,000 in fiscal 1997 to a benefit of $54,000 in fiscal 1998, after giving effect to the $120,000 valuation allowance in 1998 on the Company's deferred tax asset. The effective income tax rate was 7% in fiscal 1998 and 40% in fiscal 1997. The 1997 deferred tax provision reflects a reclassification of $240,000 of current tax expense in 1997, which was ultimately determined to be deductible in 1998.

       NET INCOME (LOSS). Primarily as a result of the factors discussed above, net loss increased $94,000 or 32.8%, from a net loss of $287,000 in fiscal 1997 to a net loss of $381,000 in fiscal 1998.



1997 COMPARED TO 1996

         REVENUES. Total revenues were $18,121,000 for the year ended August 31, 1997, compared to $17,285,000 for the year ended August 31, 1996, representing an increase of $836,000, or 4.8%. Rental and other income from the Company's senior housing operations was $18,049,000 as of August 31, 1998, representing an increase of $822,000 or 4.8%, primarily as a result of improved occupancies and increases in rental rates at certain of the facilities located in strong markets.

         EXPENSES. Total expenses were $18,600,000 in 1997 compared to $16,682,000 in 1996, representing an increase of $1,918,000 or 11.5%. This increase was principally comprised of increases in master lease rent expense of $315,000 or 5%, dietary and food service salaries, wages and expenses of $262,000 or 8.3%, administrative salaries, wages and expenses of $171,000 or 15.5%, general and administrative expenses of $545,000 or 165.2% and other property operating expenses of $136,000 or 9.5%, and termination fee expense incurred in fiscal 1997 of $600,000 (see "Item 3, Legal Proceedings") representing an increase of 100% from fiscal year 1996. These increases were offset, in part, by a decrease in property management fees of $103,000 or 10.9%, as a result of the July Master Lease Agreement taking effect for the first time in 1997. General and administrative expense increased

                             ILM I LEASE CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$545,000 or 165.2% as a result of higher AHC litigation expenses in 1997 coupled with the analysis of restructuring alternatives performed by an independent investment banking firm. The increases in other operating costs cited above were the result of higher operating levels associated with improved occupancies and the implementation of a health insurance program for property-level staff.

         INCOME TAX EXPENSE. Income tax expense decreased $433,000 or 179.7%, from $241,000 in 1996 to a benefit of $192,000 in 1997 as a result of a net loss before taxes of $479,000 as the effective income tax rate was 40% in both years.

         NET INCOME. Primarily as a result of the factors discussed above, net income decreased $649,000 or 179.3%, from $362,000 in 1996 to a net loss of $287,000 in 1997.

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

                             ILM I LEASE CORPORATION


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

         (a) and (b) The names and ages of the Directors and Executive Officers of the Company during fiscal 1998 are as follows:

                                                                                                Dates
        Name                          Office                                            Age      of Office
        ----                          ------                                            ---     ----------
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

          J. WILLIAM SHARMAN, JR. was President and Director of the Company until July 28, 1998, when Julien G. Redele succeeded him as President.. Mr. Sharman is also a Director of Lease II. Mr. Sharman is the Chairman of the Board and CEO of Lancaster Hotels and Resorts, Inc., a hotel management company. Mr. Sharman served for ten years as Chairman of the Board and President of the Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman serves as a Director of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm, and also serves on the Board of Trustees of St. Edwards University in Austin, Texas. Mr. Sharman also presently serves as President and Director of ILM I and ILM II. He has a Bachelor of Science degree from the University of Notre Dame.


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

                                            ILM I LEASE CORPORATION

                                            By:    /s/ Jeffry Dwyer
                                               --------------------------------
                                                 Jeffry R. Dwyer
                                                 Chief Operating Officer
                                                 (Principal Accounting Officer)

Dated:  November 12, 1999
      --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.




By:    /s/  Jeffry R. Dwyer                  Date:  November 12, 1999
     ------------------------------------         -----------------------------
     Jeffry R. Dwyer
     Director

By:  /s/ Julien G. Redele                    Date: November 16, 1999
     ------------------------------------         -----------------------------
     Julien G. Redele
     Director




By:    /s/ J. William Sharman, Jr.            Date: November 16, 1999
     -----------------------------------      ---------------------------------
     J. William Sharman, Jr.
     Director

                             ILM I LEASE CORPORATION

                          ANNUAL REPORT ON FORM 10-K/A
                                  ITEM 14(a)(3)

                             ILM I LEASE CORPORATION

                                INDEX TO EXHIBITS

                                                             PAGE NUMBER IN THE REPORT
EXHIBIT NO.    DESCRIPTION OF DOCUMENT                       OR OTHER REFERENCE
-------------- ------------------------                      -----------------------------------
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

                             ILM I LEASE CORPORATION

                          ANNUAL REPORT ON FORM 10-K/A
                         ITEM 14(a)(1) AND (2) AND 14(d)

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

                                                               ERNST & YOUNG LLP

Dallas, Texas
October 13, 1998

                             ILM I LEASE CORPORATION


                                 BALANCE SHEETS
                            August 31, 1998 and 1997
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                      1998          1997
                                                                   ---------     ---------
Cash and cash equivalents                                           $ 1,897      $ 1,473
Accounts receivable--related party                                     --             93
Accounts receivable, net                                                 56         --
Tax refunds receivable                                                  145         --
Prepaid expenses and other assets                                       127          259
                                                                    -------      -------
                       Total current assets                           2,225        1,825

Furniture, fixtures and equipment                                       999          591
Less: accumulated depreciation                                         (390)         (93)
                                                                    -------      -------
                                                                        609          498

Deferred tax asset, net                                                 364          310
                                                                    $ 3,198      $ 2,633
                                                                    =======      =======


                      LIABILITIES AND SHAREHOLDERS'EQUITY
Accounts payable and accrued expenses                               $ 1,123      $   882
Termination fee payable                                                 975          600
Real estate taxes payable                                               213          170
Accounts payable - related party                                        438          116
Security deposits                                                         7            5
                                                                    -------      -------
         Total current liabilities                                    2,756        1,773

Deferred rent payable                                                    49           86
                                                                    -------      -------
         Total liabilities                                            2,805        1,859

Commitments and contingencies

Shareholders' equity:

   Common stock, $0.01 par value, 20,000,000 shares authorized,
     7,519,430 shares issued and outstanding                             75           75
   Additional paid-in capital                                           625          625
   Retained earnings (deficit)                                         (307)          74
                                                                    -------      -------
         Total shareholders' equity                                     393          774
                                                                    -------      -------
                                                                    $ 3,198      $ 2,633
                                                                    =======      =======

                             See accompanying notes.

                            ILM I LEASE CORPORATION

                            STATEMENTS OF OPERATIONS
               For the years ended August 31, 1998, 1997 and 1996
                  (Dollars in thousands, except per share data)

                                                              1998          1997           1996
                                                           -----------   -----------    ----------
REVENUES:
   Rental and other income                                   $ 19,232      $ 18,049      $ 17,227
   Interest income                                                 62            72            58
                                                             --------      --------      --------
                                                               19,294        18,121        17,285

EXPENSES:

   Master lease rent expense                                    7,222         6,643         6,328
   Dietary and food service salaries, wages and expenses        3,566         3,431         3,169
   Administrative salaries, wages and expenses                  1,218         1,277         1,106
   Marketing salaries, wages and expenses                         856           883           915
   Utilities                                                      834           850           868
   Repairs and maintenance                                        661           666           668
   Real estate taxes                                              827           816           811
   Property management fees                                       919           841           944
   Other property operating expenses                            1,486         1,574         1,438
   General and administrative                                   1,468           875           330
   Termination fee expense                                        375           600          --
   Advisory fees                                                 --              70            86
   Depreciation expense                                           297            74            19
                                                             --------      --------      --------
                                                               19,729        18,600        16,682
                                                             --------      --------      --------

Income (loss) before income taxes                                (435)         (479)          603

Income tax expense (benefit):
   Current                                                       --              92           267
   Deferred                                                       (54)         (284)          (26)
                                                             --------      --------      --------
                                                                  (54)         (192)          241
                                                             --------      --------      --------

NET INCOME (LOSS)                                            $   (381)     $   (287)     $    362
                                                             ========      ========      ========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK                  $  (0.05)     $  (0.04)     $   0.05
                                                             ========      ========      ========

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

                            ILM I LEASE CORPORATION

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the years ended August 31, 1998, 1997 and 1996
                  (Dollars in thousands, except per share data)

                                    Common Stock
                                   $.01 Par Value            Additional      Retained
                             ---------------------------      Paid-in        Earnings
                               Shares          Amount         Capital        (Deficit)          Total
                             ------------    -----------     -----------    -------------    -------------
BALANCE AT AUGUST 31, 1995         15,000      $     --        $        1      $       (1)     $     --

Issuance of common stock        7,504,430              75             624            --               699

Net income                           --              --              --               362             362
                               ----------      ----------      ----------      ----------      ----------

BALANCE AT AUGUST 31, 1996      7,519,430              75             625             361           1,061

Net loss                             --              --              --              (287)           (287)
                               ----------      ----------      ----------      ----------      ----------

BALANCE AT AUGUST 31, 1997      7,519,430              75             625              74             774

Net loss                             --              --              --              (381)           (381)
                               ----------      ----------      ----------      ----------      ----------

BALANCE AT AUGUST 31, 1998      7,519,430      $       75      $      625      $     (307)     $      393
                               ==========      ==========      ==========      ==========      ==========




















                             See accompanying notes.

                            ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                     1998         1997        1996
                                                                  -----------  ----------- -----------
Cash flows from operating activities:

   Net income (loss)                                               $  (381)     $  (287)     $   362
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:

       Depreciation expense                                            297           74           19
       Deferred taxes                                                  (54)        (284)         (26)
       Changes in assets and liabilities:
         Accounts receivable - related party                            93         --           --
         Accounts receivable, net                                      (56)          77          (77)
         Tax refunds receivable                                       (145)        --           --
         Prepaid expenses and other assets                             132            8         (267)
         Accounts payable and accrued expenses                         241           19          863
         Accounts payable - related party                              322         (422)         445
         Termination fee payable                                       375          600         --
         Real estate taxes payable                                      43         (130)         300
         Security deposits                                               2         --              5
         Deferred rent payable                                         (37)         (37)         123
                                                                   -------      -------      -------
           Net cash provided by (used in) operating activities         832         (382)       1,747
                                                                   -------      -------      -------

Cash flows from investing activities:

   Additions to furniture, fixtures and equipment                     (408)        (330)        (261)
                                                                   -------      -------      -------
           Net cash used in investing activities                      (408)        (330)        (261)
                                                                   -------      -------      -------

Cash flows from financing activities:

   Proceeds from issuance of common stock                             --           --            699
                                                                   -------      -------      -------
           Net cash provided by financing activities                  --           --            699
                                                                   -------      -------      -------

Net increase (decrease) in cash and cash equivalents                   424         (712)       2,185

Cash and cash equivalents, beginning of period                       1,473        2,185           --
                                                                   -------      -------      -------

Cash and cash equivalents, end of period                           $ 1,897      $ 1,473      $ 2,185
                                                                   =======      =======      =======

SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for income taxes                       $   201      $   181      $   317
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

          At a meeting of the Boards of Directors of ILM I and an affiliated entity, ILM II Senior Living, Inc. ("ILM II"), on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities operated by the Company and held by ILM I as well as the Senior Housing Facilities held by ILM II, by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the Senior Housing Facilities held by ILM I and ILM II for $127 million, thereby guaranteeing the shareholders a "floor" price. The Senior Housing Facilities operated by the Company under its master lease with ILM Holding would represent approximately $75 million of this amount. After taxes and closing costs, net proceeds to ILM I would equal approximately $71 million or approximately $9.41 per share of ILM I common stock. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM I in evaluating PaineWebber's proposal, NatWest Securities, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company, ILM I and ILM II and their affiliates. Following a comprehensive analysis, the investment banking firm recommended that PaineWebber's proposal should be declined and that instead, investigation of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of ILM I and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Board's view, the liquidation price would not reflect the "going concern" values of ILM I and ILM II and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate ILM I and ILM II on the suggested terms several years prior to their scheduled termination dates.

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

          Accounts receivable - related party at August 31, 1998 and August 31, 1997 includes advances of $0 and $93,000, respectively, to ILM Holding, primarily to fund facility expansion costs. Accounts payable - related party at August 31, 1998 and 1997 consists principally of variable rent payable to ILM Holding of $243,000 and $116,000, respectively, and expense reimbursements payable to ILM Holding in the amounts of $93,000 and $0, respectively, and to Lease II in the amounts of $102,000 and $0, respectively.

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

                            ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)

5.   THE MASTER LEASE AGREEMENT (CONTINUED)

          Descriptions of the properties covered by the master lease between the Company and ILM Holding are summarized as follows:

                                                             Year
                                                           Facility   Rentable     Resident
     Name                              Location              Built    Units (2)   Capacity (2)
     ----                              --------              -----    ---------   ------------
Independence Village of            East Lansing, MI           1989        161          162
East Lansing

Independence Village of            Winston-Salem, NC          1989        159          161
Winston-Salem

Independence Village of            Raleigh, NC                1991        164          205
Raleigh

Independence Village of            Peoria, IL                 1990        165          181
Peoria

Crown Pointe Apartments            Omaha, NE                  1984        135          163

Sedgwick Plaza Apartments          Wichita, KS                1984        150          170

West Shores                        Hot Springs, AR            1986        136          166

Villa Santa Barbara (1)            Santa Barbara, CA          1979        125          125


(1) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation ("Lease II"). The Company has entered into an agreement with Lease II regarding such joint tenancy. Lease II was formed for similar purposes as the Company by an affiliated company, ILM II Senior Living, Inc. ("ILM II"), a subsidiary of which owns a portion of the Villa Santa Barbara property. The portion of the Senior Housing Facility leased by the Company represents 25% of the total project. Villa Santa Barbara is 25% owned by ILM Holding and 75% by ILM II Holding, Inc., a direct subsidiary of ILM II, as tenants in common. Upon the sale of ILM I or ILM II, arrangements would be made to transfer the Santa Barbara facility to the non-selling joint tenant (or one of its subsidiaries). The property was extensively renovated in 1995.

(2) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

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

6.   LEGAL PROCEEDINGS AND CONTINGENCIES

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

          Deferred income tax benefit reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of August 31, 1998 and 1997, are comprised of the following amounts (in thousands):

                                                    1998        1997
                                                 -----------  --------
Deferred tax asset - straight-line rent expense     $  19      $  34
Deferred tax asset (liability) - book over tax
   (tax over book) depreciation                        54        (32)
Deferred tax asset - book over tax amortization        45         68
Deferred tax asset - termination fee payable         --          240
Net operating loss carryforward                       366       --
                                                    -----      -----
Gross deferred tax asset                              484        310
Valuation allowance for deferred tax asset           (120)      --
                                                    -----      -----
  Net deferred tax asset                            $ 364      $ 310
                                                    =====      =====

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

         The components of income tax expense (benefit) for fiscal 1998 and 1997 are as follows (in thousands):

                                1998        1997         1996
                              --------    --------     --------
    Current:

      Federal                   $--        $  78      $ 227
      State                      --           14         40
                                -----      -----      -----
             Total current       --           92        267
                                -----      -----      -----

    Deferred:

      Federal                     (47)      (241)       (22)
      State                        (7)       (43)        (4)
                                -----      -----      -----
             Total deferred       (54)      (284)       (26)
                                -----      -----      -----
                                $ (54)     $(192)     $ 241
                                =====      =====      =====

          The reconciliation of income tax computed for fiscal 1998 and 1997, at U.S. federal statutory rates to income tax expense (benefit) is as follows (in thousands):

                                   1998                    1997                   1996
                             ------------------     --------------------  ---------------------
Tax at U.S. statutory        $(148)        (34%)     $(163)        (34%)     $ 205          34%
rates
State income taxes, net
  of federal tax benefit       (26)         (6)        (29)         (6)         36           6
Valuation allowance            120          33        --          --          --          --
                             -----       -----       -----       -----       -----       -----
                             $ (54)         (7%)     $(192)        (40%)     $ 241          40%
                             =====       =====       =====       =====       =====       =====



8. SUBSEQUENT EVENTS

         On February 11, 1999, the Company's Board of Directors elected Jeffry
R. Dwyer to the office of Chief Operating Officer.