Form 10-Q/A
period 1998-11-30
ILM I LEASE CORP
filed 1999-11-22
CIK 932091

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    -----------------------------------------

                                   FORM 10-Q/A

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-25878
                                                 -------

                             ILM I LEASE CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)


         VIRGINIA                                             04-3248637
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


8180 GREENSBORO DRIVE, SUITE 850, MCLEAN, VA                    22102
--------------------------------------------              --------------------
   (Address of principal executive office)                   (Zip Code)


Registrant's telephone number, including area code:         (888) 257-3550
                                                          --------------------

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

===============================================================================
                                    Page 1 of 18

                             ILM I LEASE CORPORATION

                                      INDEX

Part I. Financial Information                                             Page
                                                                          ----
        Item 1. Financial Statements

                Balance Sheets
                November 30, 1998 (Unaudited) and
                  August 31, 1998...........................................3

                Statements of Income
                For the three-month periods ended November 30, 1998
                  and 1997 (Unaudited)......................................4

                Statements of Changes in Shareholders' Equity
                For the three months ended November 30, 1998
                  and 1997 (Unaudited).......................................5

                Statements of Cash Flows
                For the three months ended November 30, 1998
                  and 1997 (Unaudited).......................................6

                Notes to Financial Statements (Unaudited).................7-11

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations...12-15

Part II. Other Information..................................................16

        Item 6. Exhibits and Reports on Form 8-K............................16

Signatures..................................................................17

                            ILM I LEASE CORPORATION

                                BALANCE SHEETS
                November 30, 1998 (Unaudited) and August 31, 1998

                  (Dollars in thousands, except per share data)


                                    ASSETS

                                          November 30, 1998          August 31, 1998
                                          -----------------          ---------------
Cash and cash equivalents                    $   881                      $1,897
Accounts receivable - related party              165                          --
Accounts receivable, net                          88                          56
Tax refund receivable                              7                         145
Prepaid expenses and other assets                126                         127
                                            -----------                  ---------
              Total current assets             1,267                       2,225

Furniture, fixtures and equipment              1,053                         999
Less:  accumulated depreciation                 (487)                       (390)
                                            -----------                  ---------
                                                 566                         609
Deferred tax asset                               324                         364
                                            -----------                  ---------
                                              $2,157                      $3,198
                                            -----------                  ---------
                                            -----------                  ---------


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses        $   954                      $1,123
Termination fee payable                           --                         975
Real estate taxes payable                        229                         213
Accounts payable - related party                 471                         438
Security deposits                                  8                           7
                                            -----------                  ---------
               Total current liabilities       1,662                       2,756

Deferred rent payable                             40                          49
                                            -----------                  ---------
               Total liabilities               1,702                       2,805

Shareholders' equity:
       Common stock, $0.01 par value,
            20,000,000 shares
            authorized 7,519,430
            issued and outstanding                75                          75
       Additional paid-in capital                625                         625
       Retained earnings (deficit)              (245)                       (307)
                                            -----------                  ---------
              Total shareholders' equity         455                         393
                                            -----------                  ---------
                                              $2,157                      $3,198
                                            -----------                  ---------
                                            -----------                  ---------





                            See accompanying notes.

                            ILM I LEASE CORPORATION

                             STATEMENTS OF INCOME
  For the three-month periods ended November 30, 1998 and 1997 (Unaudited)
                 (Dollars in thousands, except per share data)



                                                       Three Months Ended
                                                          November 30
                                                       ------------------
                                                     1998               1997
                                                    ------             ------
REVENUES:
   Rental and other income                          $4,938             $4,750
   Interest income                                       5                  8
                                                    ------             ------
                                                     4,943              4,758
EXPENSES:
   Facilities lease rent expense                     1,858              1,782
   Dietary and food service salaries,
   wages and expenses                                  904                905
   Administrative salaries, wages and expenses         326                319
   Marketing salaries, wages and expenses              225                216
   Utilities                                           206                197
   Repairs and maintenance                             174                155
   Real estate taxes                                   209                201
   Property management fees                            260                242
   Other property operating expenses                   382                367
   General and administrative                           72                 50
   Directors compensation                               13                 18
   Professional fees                                   115                127
   Depreciation expense                                 97                 26
                                                    ------             ------
                                                     4,841              4,605
                                                    ------             ------

Income before taxes                                    102                153

Income tax expense (benefit):
   Current                                              --                 50
   Deferred                                             40                 11
                                                    ------             ------
                                                        40                 61
                                                    ------             ------

NET INCOME                                          $   62             $   92
                                                    ------             ------
                                                    ------             ------
Basic earnings per share of common stock            $ 0.01             $ 0.01
                                                    ------             ------
                                                    ------             ------



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


                                                   Common Stock
                                                  $.01 Par Value            Additional       Retained
                                                  --------------             Paid-in         Earnings
                                               Shares        Amount          Capital         (Deficit)       Total
                                               ------        ------         ----------       ---------       -----
Balance at August 31, 1997                   7,519,430         $75             $625            $  74         $ 774

Net income                                         --           --               --               --            --
                                              --------       ------         ----------       ---------       -----

Balance at November 30, 1997                 7,519,430         $75             $625            $ 166         $ 866
                                              --------       ------         ----------       ---------       -----
                                              --------       ------         ----------       ---------       -----

Balance at August 31, 1998                   7,519,430         $75             $625            $(307)        $ 393

Net income                                          --          --               --               62            62
                                              --------       ------         ----------       ---------       -----
Balance at November 30, 1998                 7,519,430         $75             $625            $(245)        $ 455
                                              --------       ------         ----------       ---------       -----
                                              --------       ------         ----------       ---------       -----





                           See accompanying notes.

                           ILM I LEASE CORPORATION

                          STATEMENTS OF CASH FLOWS

      For the three months ended November 30, 1998 and 1997 (Unaudited)
                            (Dollars in thousands)


                                                                  Three Months Ended
                                                                      November 30
                                                                  ------------------
                                                                  1998           1997
                                                                  ----           ----
Cash flows from operating activities:
   Net income                                                    $  62           $  92
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
        Depreciation expense                                        97              26
        Deferred tax expense                                        40              11
        Changes in assets and liabilities:
             Accounts receivable - related party                  (165)           (477)
             Accounts receivable                                   (32)            (27)
             Tax refund receivable                                 138              --
             Prepaid expenses and other assets                       1              71
             Accounts payable and accrued expenses                (169)            127
             Termination fee payable                              (975)             --
             Accounts payable - related party                       33           1,806
             Real estate taxes payable                              16              15
             Deferred rent payable                                  (9)             (9)
             Security deposits                                       1               1
                                                               ---------       --------
                Net cash (used in) provided by
                  operating activities                            (962)          1,636
                                                               ---------       --------

Cash flows from investing activities:
             Additions to furniture, fixtures and equipment        (54)            (73)
                                                               ---------       --------
                Net cash used in investing activities              (54)            (73)
                                                               ---------       --------
Net increase (decrease) in cash and cash equivalents            (1,016)          1,563

Cash and cash equivalents, beginning of period                   1,897           1,473
                                                               ---------       --------

Cash and cash equivalents, end of period                        $  881          $3,036
                                                               ---------       --------
                                                               ---------       --------

SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for income taxes                    $   --          $   --
                                                               ---------       --------
                                                               ---------       --------



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

     Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM Holding are summarized as follows:


                                                                              Year         Rentable     Resident
Property Name and Location                        Type of Property       Facility Built    Units (2)  Capacities (2)
---------------------------                       ----------------       --------------    ---------  -------------
Independence Village of Winston-Salem         Senior Housing Facility         1989           159           162
Winston-Salem, NC

Independence Village of East Lansing          Senior Housing Facility         1989           161           162
East Lansing, MI

Independence Village of Raleigh               Senior Housing Facility         1991           164           205
Raleigh, NC

Independence Village of Peoria                Senior Housing Facility         1990           166           183
Peoria, IL

Crowne Point Apartments                       Senior Housing Facility         1984           135           163
Omaha, NE

Sedgwick Plaza Apartments                     Senior Housing Facility         1984           150           170
Wichita, KS

West Shores                                   Senior Housing Facility         1986           136           166
Hot Springs, AR

Villa Santa Barbara (1)                       Senior Housing Facility         1979           125           125
Santa Barbara, CA



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

        Based on ongoing assessments, the Company, through Capital, its property manager, has developed a program to modify or replace portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. While there can be no assurance, as of November 30, 1998, the Company believes that it will substantially complete all software and hardware upgrades as of December 31, 1998. The Company believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 issue. However, if such modifications and replacements are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The costs of Year 2000 remediation are not expected to be material based on the Company's operations.

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

        Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has substantially completed all necessary phases of its Year 2000 program. In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, the Company's most significant third party contractor, were to experience a year 2000 problem, it is likely that the Company would not receive rental income as it became due from Senior Living Facility residents. The Company in turn would fail to pay ILM Holding lease payments as they arise under the master lease, and ILM Holding in turn would fail to pay ILM I mortgage payments due it. However, the Company believes that given the nature of its business, such problem would be temporary and easily remedied with a simple accounting.

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

    EXPENSES

     Total expenses were $4,841,000 for the quarter ended November 30, 1998 compared to $4,605,000 for the same period in the prior year, representing an increase of $236,000 or 5.1%. This increase was principally comprised of increases in Facilities Lease rent expense of $76,000 or 4.3% and depreciation expense of $71,000 of 273.l%, offset by minor increases and decreases in certain other expenses. The increase in Facilities Lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM Holding.

    INCOME TAX EXPENSE

     Income tax expense decreased overall by $21,000 or 34.4% when compared to the same period in the prior year, as a result of a decrease in income before taxes of $51,000 or 50%.

    NET INCOME

     Primarily as a result of the factors noted above, net income decreased $30,000 or 32.6% to net income of $62,000 for the quarter ended November 30, 1998 from net income of $92,000 for the quarter ended November 30, 1997.

                           ILM I LEASE CORPORATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

    CERTAIN STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q ("QUARTERLY REPORT") CONSTITUTE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS "BELIEVES," "COULD," "MAY BE," "SHOULD," "ENABLE," "LIKELY TO," "PROSPECTS," "SEEK," "PREDICTS," "POSSIBLE," "FORECASTS," "PROJECTS," "ANTICIPATES," "EXPECTS" AND WORDS OF ANALOGOUS IMPORT AND CORRELATIVE EXPRESSIONS THEREOF, AS WELL AS STATEMENTS PRECEDED OR OTHERWISE QUALIFIED BY: "THERE CAN BE NO ASSURANCE" OR "NO ASSURANCE CAN BE GIVEN." SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, STRATEGIES OR GOALS ALSO ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS MAY ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING, AMONG OTHER THINGS, THE COMPANY'S CASH FLOWS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION; THE CONSUMMATION OF ACQUISITION AND FINANCING TRANSACTIONS AND THE EFFECT THEREOF ON THE COMPANY'S BUSINESS, ANTICIPATED CAPITAL EXPENDITURES, PROPOSED OPERATING BUDGETS AND ACCOUNTING RESERVES; LITIGATION; PROPERTY EXPANSION AND DEVELOPMENT PROGRAMS OR PLANS; REGULATORY MATTERS; AND THE COMPANY'S PLANS, GOALS, STRATEGIES AND OBJECTIVES FOR FUTURE OPERATIONS AND PERFORMANCE. ANY SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF ASSUMPTIONS REGARDING, AMONG OTHER THINGS, GENERAL ECONOMIC, COMPETITIVE AND MARKET CONDITIONS. SUCH ASSUMPTIONS NECESSARILY ARE BASED ON FACTS AND CONDITIONS AS THEY EXIST AT THE TIME SUCH STATEMENTS ARE MADE, THE PREDICTION OR ASSESSMENT OF WHICH MAY BE DIFFICULT OR IMPOSSIBLE AND, IN ANY CASE, BEYOND THE COMPANY'S CONTROL. FURTHER, THE COMPANY'S BUSINESS IS SUBJECT TO A NUMBER OF RISKS THAT MAY AFFECT ANY SUCH FORWARD-LOOKING STATEMENTS AND ALSO COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS PARAGRAPH. MOREOVER, THE COMPANY DOES NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN GENERAL ECONOMIC, COMPETITIVE OR MARKET CONDITIONS AND DEVELOPMENTS BEYOND ITS CONTROL.

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

                         BY:  ILM I LEASE CORPORATION

                         By: /s/ Jeffry R. Dwyer
                             ---------------------------
                             Jeffry R. Dwyer
                             Chief Operating Officer
                             (Principal Accounting Officer)

Dated: November 12, 1999
       -----------------