Form 10-Q/A
period 1999-02-28
ILM I LEASE CORP
filed 1999-11-22
CIK 932091

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

                          Commission File Number: 0-25878

                              ILM I LEASE CORPORATION
              (Exact name of registrant as specified in its charter)

         Virginia                                              04-3248637
-------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


8180 Greensboro Drive, Suite 850, McLean, VA                     22102
---------------------------------------------                -------------
   (Address of principal executive office)                     (Zip Code)


Registrant's telephone number, including area code:         (888) 257-3550
                                                      -------------------------

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
Yes     No  X
    ---    ---
Shares of common stock outstanding as of February 28, 1999:  7,519,430.

===============================================================================
                                 Page 1 of 22

                            ILM I LEASE CORPORATION

                                     INDEX

Part I. Financial Information                                              PAGE

        Item 1. Financial Statements

                Balance Sheets
                February 28, 1999 (Unaudited) and August 31, 1998...........4

                Statements of Income
                For the six months and three months ended
                  February 28, 1999 and 1998 (Unaudited)....................5

                Statements of Changes in Shareholders' Equity
                For the six months ended February 28, 1999
                  and 1998 (Unaudited)......................................6

                Statements of Cash Flows
                For the six months ended February 28, 1999
                  and 1998 (Unaudited)......................................7

                Notes to Financial Statements (Unaudited)................8-13

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................14-19

Part II. Other Information.................................................20

        Item 6. Exhibits and Reports on Form 8-K...........................20

Signatures.................................................................21

                            ILM I LEASE CORPORATION

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (see next page)

                           ILM I LEASE CORPORATION

                                BALANCE SHEETS
               February 28, 1999 (Unaudited) and August 31, 1998
                 (Dollars in thousands, except per share data)

                                    ASSETS

                                                    February 28, 1999          August 31, 1998
                                                    -----------------          ---------------
Cash and cash equivalents                                 $1,251                     $1,897
Accounts receivable, net                                      81                         56
Tax refund receivable                                          6                        145
Prepaid expenses and other assets                             89                        127
                                                        ----------                  ---------
       Total current assets                                1,427                      2,225

Furniture, fixtures and equipment                          1,111                        999
Less:  accumulated depreciation                             (596)                      (390)
                                                       ----------                  ---------
                                                             515                        609

Deferred tax asset, net                                      268                        364
                                                       ----------                  ---------
                                                          $2,210                     $3,198
                                                       ----------                  ---------
                                                       ----------                  ---------


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                     $  859                     $1,123
Termination fee payable                                       --                        975
Real estate taxes payable                                    385                        213
Accounts payable - related party                             391                        438
Security deposits                                              6                          7
                                                       ----------                  ---------
         Total current liabilities                         1,641                      2,756

Deferred rent payable                                         31                         49
                                                       ----------                  ---------
         Total liabilities                                 1,672                      2,805

Shareholders' equity:
     Common stock, $0.01 par value,
       20,000,000 shares authorized
       7,519,430 issued and outstanding                       75                         75
     Additional paid-in capital                              625                        625
     Retained earnings (deficit)                            (162)                      (307)
                                                       ----------                  ---------
         Total shareholders' equity                          538                        393
                                                       ----------                  ---------
                                                          $2,210                     $3,198
                                                       ----------                  ---------
                                                       ----------                  ---------



                             See accompanying notes.

                             ILM I LEASE CORPORATION

                              STATEMENTS OF INCOME
    For the six months and three months ended February 28, 1999 and 1998
                                 (Unaudited)
                 (Dollars in thousands, except per share data)

                                                     Six Months Ended           Three Months Ended
                                                       February 28,                February 28,
                                                     ----------------           ------------------
                                                     1999        1998           1999          1998
                                                     ----        ----           ----          ----
REVENUES
  Rental and other income                          $9,908       $9,545         $4,970        $4,795
  Interest income                                       8           21              4            13
                                                   ------       ------         ------        ------
                                                    9,916        9,566          4,974         4,808
EXPENSES
  Master lease rent expense                         3,728        3,583          1,870         1,810
  Dietary and food service salaries,
    wages and expenses                              1,806        1,763            902           859
  Administrative salaries, wages and expenses         670          641            345           321
  Marketing salaries, wages and expenses              456          429            231           214
  Utilities                                           413          398            207           201
  Repairs and maintenance                             351          310            178           155
  Real estate taxes                                   413          470            203           208
  Property management fees                            537          484            277           241
  Other property operating expenses                   751          729            369           363
  General and administrative                          142          (58)            69          (119)
  Directors compensation                               27           37             14            20
  Professional fees                                   175          479             60           352
  Depreciation expense                                206           51            109            26
                                                   ------       ------         ------        ------
                                                    9,675        9,316          4,834         4,651
                                                   ------       ------         ------        ------
Income before taxes                                   241          250            140           157

Income tax expense (benefit):
  Current                                              --           73             --            44
  Deferred                                             96           27             54            19
                                                   ------       ------         ------        ------
                                                       96          100             54            63
                                                   ------       ------         ------        ------

NET INCOME                                         $  145       $  150       $     86       $    94
                                                   ------       ------         ------        ------
                                                   ------       ------         ------        ------

Basic earnings per share of common stock           $ 0.02       $ 0.02        $  0.01        $ 0.01
                                                   ------       ------         ------        ------
                                                   ------       ------         ------        ------



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

                                             Common Stock                               Retained
                                            $.01 Par Value            Additional        Earnings
                                            --------------              Paid-In       (Accumulated
                                        Shares          Amount          Capital          Deficit)       Total
                                        ------          ------        ----------       -----------      -----
Balance at August 31, 1997            7,519,430          $ 75            $625              $ 74          $774

Net income                                   --            --              --               150           150
                                      ---------         -------         -------           -------        -----

Balance at February 28, 1998          7,519,430          $ 75            $625             $ 224          $924
                                      ---------         -------         -------           -------        -----
                                      ---------         -------         -------           -------        -----

Balance at August 31, 1998            7,519,430          $ 75            $625             $(307)         $393

Net income                                   --            --              --               145           145
                                      ---------         -------         -------           -------        -----

Balance at February 28, 1999          7,519,430          $ 75            $625             $(162)         $538
                                      ---------         -------         -------           -------        -----
                                      ---------         -------         -------           -------        -----





                              See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
         For the six months ended February 28, 1999 and 1998 (Unaudited)
                             (Dollars in thousands)

                                                                 Six Months Ended
                                                                   February 28,
                                                               -------------------
                                                               1999           1998
                                                               ----           ----
Cash flows from operating activities:
   Net income                                                  $ 145           $ 150
   Adjustments to reconcile net income to
     net cash (used in) provided by operating activities:
        Depreciation expense                                     206              51
        Deferred tax expense (benefit), net                       96            (219)
        Changes in assets and liabilities:
             Accounts receivable, net                            (25)            (24)
             Tax refund receivable                               139              --
             Prepaid expenses and other assets                    38             433
             Accounts payable and accrued expenses              (264)            (37)
             Accounts payable - related party                    (47)            647
             Termination fee payable                            (975)             --
             Real estate taxes payable                           172             214
             Deferred rent payable                               (18)            (18)
             Security deposits                                    (1)              1
                                                              --------       --------
                Net cash (used in) provided by
                  operating activities                          (534)          1,198
                                                              --------       --------
Cash flows from investing activities:
             Additions to furniture, fixtures and equipment     (112)           (155)
                                                              --------       --------
                Net cash used in investing activities           (112)           (155)
                                                              --------       --------

Net (decrease) increase in cash and cash equivalents            (646)          1,043

Cash and cash equivalents, beginning of period                 1,897           1,473
                                                              --------       --------

Cash and cash equivalents, end of period                      $1,251          $2,516
                                                              --------       --------
                                                              --------       --------

SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for state income taxes            $   4           $  --
                                                              --------       --------
                                                              --------       --------




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

        Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM Holding are summarized as follows:


                                                                              Year        Rentable      Resident
Property Name and Location                        Type of Property       Facility Built   Units (2)   Capacities (2)
---------------------------                       ----------------       --------------   ---------   --------------
Independence Village of Winston-Salem         Senior Housing Facility         1989           159           162
Winston-Salem, NC

Independence Village of East Lansing          Senior Housing Facility         1989           161           162
East Lansing, MI

Independence Village of Raleigh               Senior Housing Facility         1991           164           205
Raleigh, NC

Independence Village of Peoria                Senior Housing Facility         1990           166           183
Peoria, IL

Crowne Point Apartments                       Senior Housing Facility         1984           135           163
Omaha, NE

Sedgwick Plaza Apartments                     Senior Housing Facility         1984           150           170
Wichita, KS

West Shores                                   Senior Housing Facility         1986           136           166
Hot Springs, AR

Villa Santa Barbara (1)                       Senior Housing Facility         1979           125           125
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

            On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding would also reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the six- and three-month periods ended February 28, 1999, Capital Senior Development, Inc. earned no fees from the Company compared to fees of $184,000 and $87,000 earned for the six- and three-month periods ended February 28, 1998, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

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

             On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998 was a Director of the Company and President, Chief Executive Officer and Director of ILM I, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages in the amount of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court for the Central District of California. At a meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease II on behalf of Mr. Cohen totaled $239,000 as of February 28, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital and its affiliates in the California litigation. Subsequently, the Boards of Directors of the Company and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By February 28, 1999, $313,000 of legal fees had been either advanced or accrued in the Company's financial statements and $209,000 of legal fees have been either advanced or accrued in Lease II's financial statements for Capital's California litigation costs.

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

             Based on ongoing assessments, the Company, through Capital, its property manager, has developed a program to modify or replace portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. While there can be no assurance, as of February 28, 1999, the Company believes that it substantially completed all software and hardware upgrades as of December 31, 1998. The Company believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 issue. However, if such modifications and replacements are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The costs of Year 2000 remediation are not expected to be material based on the Company's operations.

             The Company has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Company's business.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        YEAR 2000 (CONTINUED)

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

        EXPENSES

              Total expenses were $9,675,000 for the six-month period ended February 28, 1999, compared to $9,316,000 for the same period in the prior year, representing an increase of $359,000, or 3.9%. This increase in expenses was primarily due to increases in Facilities Lease rent expense of $145,000 or 4.0%; general and administrative expenses of $200,000 or 344.8%; depreciation expense of $155,000 or 303.9%;
        property management fees of $53,000 or 11%; and dietary and food service salaries of $43,000 or 2.4%, offset by a $304,000 or 63.5% decrease in professional fees as a result of settling the AHC lawsuit as well as less significant increases and decreases in certain other expenses. The increase in Facilities Lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The $200,000 increase in general and administrative costs when compared to the prior year is due to changes in estimated liabilities at August 31, 1997, that were reduced in 1998. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM Holding.

        INCOME TAX EXPENSE

             Income tax expense decreased overall by $4,000 or 4% as compared to the same period in the prior year, as a result of a decrease in income before taxes of $9,000 or 3.7%.

        NET INCOME

             Primarily as a result of the factors noted above, net income decreased $5,000 or 3.3%, to net income of $145,000 for the six months ended February 28, 1999 compared to net income of $150,000 for the six months ended February 28, 1998.

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

        EXPENSES

              Total expenses were $4,834,000 for the quarter ended February 28, 1999 compared to $4,651,000 for the same period in the prior year, representing an increase of $183,000, or 3.9%. This increase in expenses was primarily due to increases in Facilities Lease rent expense of $60,000 or 3.3%; general and administrative expenses of $188,000 or 158%; depreciation expense of $83,000 or 319.2%; property management fees of $36,000 or 14.9%; and dietary and food service salaries of $43,000 or 5%, offset by a $292,000 or 83% decrease in professional fees as a result of settling the AHC lawsuit as well as less significant increases and decreases in certain other expenses. The increase in Facilities Lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The $188,000 increase in general and administrative costs when compared to the prior year is due to changes in estimated

                           ILM I LEASE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS (CONTINUED)

        liabilities at August 31, 1997, that were reduced in 1998. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM Holding.

        INCOME TAX EXPENSE

             Income tax expense decreased overall by $9,000 or 14.3% as compared to the same period in the prior year, as a result of a decrease in income before taxes of $17,000 or 10.8%.

        NET INCOME

             Primarily as a result of the factors noted above, net income decreased $8,000 or 8.5% to net income of $86,000 for the quarter ended February 28, 1999 from net income of $94,000 for the quarter ended February 28, 1998.

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

                                    BY:  ILM I LEASE CORPORATION

                                    By: /s/ Jeffry R. Dwyer
                                        -----------------------
                                         Jeffry R. Dwyer
                                         President

Dated:  November 12, 1999
        -------------------