Form 10-Q/A
period 1999-05-31
ILM I LEASE CORP
filed 1999-11-22
CIK 932091

================================================================================


            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

               -----------------------------------------

                            FORM 10-Q/A

       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---                SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MAY 31, 1999

                                  OR

      ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from ____to____.

                       Commission File Number: 0-25878
                                               -------

                           ILM I LEASE CORPORATION
                           -----------------------
              (Exact name of registrant as specified in its charter)

         Virginia                                              04-3248637
------------------------                                ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

8180 Greensboro Drive, Suite 850, McLean, VA                      22102
--------------------------------------------------------------------------------
   (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:           (888) 257-3550
                                                        ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title Of Each Class                                          Which Registered
-------------------                                     ------------------------
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
Yes   No X
   ---  ---

Shares of common stock outstanding as of May 31, 1999:  7,519,430.

================================================================================
                              Page 1 of 20

                         ILM I LEASE CORPORATION

                                  INDEX


Part I.  Financial Information                                                                                  PAGE
                                                                                                                ----
         Item 1.  Financial Statements

                  Balance Sheets
                  May 31, 1999 (Unaudited) and August 31, 1998..................................................... 4

                  Statements of Income
                  For the nine months and three months ended May 31, 1999 and 1998 (Unaudited)..................... 5

                  Statements of Changes in Shareholders' Equity
                  For the nine months ended May 31, 1999 and 1998 (Unaudited)...................................... 6

                  Statements of Cash Flows
                  For the nine months ended May 31, 1999 and 1998 (Unaudited)...................................... 7

                  Notes to Financial Statements (Unaudited)....................................................  8-12

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........ 13-17

Part II.  Other Information....................................................................................... 18

         Item 6.  Exhibits and Reports on Form 8-K................................................................ 18

Signatures........................................................................................................ 19


                            ILM I LEASE CORPORATION

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (see next page)

                             ILM I LEASE CORPORATION

                            BALANCE SHEETS May 31, 1999
                         (Unaudited) and August 31, 1998
                   (Dollars in thousands, except per share data)

                                ASSETS
                                                                  MAY 31, 1999             AUGUST 31, 1998
                                                                  ------------             ---------------
Cash and cash equivalents                                             $1,257                     $1,897
Accounts receivable, net                                                 130                         56
Tax refund receivable                                                      1                        145
Prepaid expenses and other assets                                        134                        127
                                                                    --------                  ---------
              Total current assets                                     1,522                      2,225

Furniture, fixtures and equipment                                      1,197                        999
Less:  accumulated depreciation                                         (710)                      (390)
                                                                    ---------                  ---------
                                                                         487                        609

Deferred tax asset, net                                                  244                        364
                                                                    --------                   --------
                                                                      $2,253                     $3,198
                                                                      ======                     ======


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                $   901                     $1,123
Termination fee payable                                                    -                        975
Real estate taxes payable                                                356                        213
Accounts payable - related party                                         397                        438
Security deposits                                                          6                          7
                                                                    --------                 ----------
               Total current liabilities                               1,660                      2,756

Deferred rent payable                                                     22                         49
                                                                    --------                  ---------
               Total liabilities                                       1,682                      2,805

Shareholders' equity:
       Common stock, $0.01 par value,
            20,000,000 shares authorized
            7,519,430 issued and outstanding                              75                         75
       Additional paid-in capital                                        625                        625
       Retained earnings (deficit)                                      (129)                      (307)
                                                                    ----------                 ---------
              Total shareholders' equity                                 571                        393
                                                                    --------                   --------
                                                                      $2,253                     $3,198
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

                             ILM I LEASE CORPORATION

                               STATEMENTS OF INCOME
   For the nine months and three months ended May 31, 1999 and 1998 (Unaudited)
                   (Dollars in thousands, except per share data)


                                                              Nine Months Ended           Three Months Ended
                                                                   MAY 31,                      MAY 31,
                                                                   -------                      -------
                                                                  1999           1998          1999          1998
                                                                  ----           ----          ----          ----
REVENUES
  Rental and other income                                       $14,895        $14,375       $4,987        $4,830
  Interest income                                                    12             48            4            28
                                                                -------        -------       ------        ------
                                                                 14,907         14,423        4,991         4,858
EXPENSES
  Master lease rent expense                                       5,605          5,397        1,877         1,814
  Dietary and food service salaries, wages and expenses           2,743          2,657          937           895
  Administrative salaries, wages and expenses                     1,042            896          372           256
  Marketing salaries, wages and expenses                            682            636          225           206
  Utilities                                                         607            595          194           196
  Repairs and maintenance                                           520            472          169           162
  Real estate taxes                                                 623            676          210           205
  Property management fees                                          778            742          241           258
  Other property operating expenses                               1,131          1,102          380           374
  General and administrative                                        228             39           87            98
  Directors compensation                                             39             60           12            23
  Professional fees                                                 291            762          116           283
  Depreciation expense                                              320             78          114            26
                                                                 ------         ------        -----         -----
                                                                 14,609         14,112        4,934         4,796
                                                                 ------         ------        -----         -----

Income before taxes                                                 298            311           57            62

Income tax expense (benefit):
  Current                                                             -             33            -           (40)
  Deferred                                                          120             92           24            65
                                                                 ------         ------        -----         ------
                                                                    120            125           24            25
                                                                 ------         ------        -----         ------

NET INCOME                                                     $    178        $   186      $    33       $    37
                                                               ========        =======      =======       =======

Basic earnings per share of common stock                       $   0.02        $  0.02      $  0.00       $  0.00
                                                               ========        =======      =======       =======


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

                             ILM I LEASE CORPORATION

                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              For the nine months ended May 31, 1999 and 1998 (Unaudited)
                    (Dollars in thousands, except per share data)

                                             Common Stock             Additional        Retained
                                            $.01 Par Value              Paid-In         Earnings
                                            --------------
                                        Shares          Amount          Capital         (Deficit)        Total
                                        ------          ------          -------         --------         -----
Balance at August 31, 1997             7,519,430          $ 75             $625             $ 74          $774


Net income                                     -             -                -              186           186
                                       ---------          ----             ----             ----          ----

Balance at May 31, 1998                7,519,430          $ 75             $625             $260          $960
                                       =========          ====             ====             ====          ====

Balance at August 31, 1998             7,519,430          $ 75             $625            $(307)         $393

Net income                                     -             -                -              178           178
                                       ---------          ----             ----             ----          ----

Balance at May 31, 1999                7,519,430          $ 75             $625            $(129)         $571
                                       =========          ====             ====            ======         ====




















                             See accompanying notes.

                             ILM I LEASE CORPORATION

                          STATEMENTS OF CASH FLOWS For the
                 nine months ended May 31, 1999 and 1998 (Unaudited)
                               (Dollars in thousands)


                                                                                   Nine Months Ended

                                                                                           MAY 31,
                                                                                           -------

                                                                                     1999           1998
                                                                                     ----           ----
Cash flows from operating activities:
   Net income                                                                       $ 178          $ 186
   Adjustments to reconcile net income to
     net cash (used in)  provided by operating activities:
        Depreciation expense                                                          320             78
        Deferred tax expense (benefit), net                                           120           (208)
        Changes in assets and liabilities:
             Accounts receivable - related party                                      (74)          (113)
             Accounts receivable                                                                     (17)
             Tax refund receivable                                                    144              -
             Prepaid expenses and other assets                                         (7)           427
             Accounts payable and accrued expenses                                   (222)          (270)
             Accounts payable - related party                                         (41)         1,722
             Termination fee payable                                                 (975)             -
             Real estate taxes payable                                                143            202
             Deferred rent payable                                                    (27)           (28)
             Security deposits                                                         (1)             1
                                                                                    ------         -----
                     Net cash (used in) provided by operating activities             (442)         1,980
                                                                                    ------         -----

Cash flows from investing activities:
            Additions to furniture, fixtures and equipment                            198)          (263)
                                                                                    ------         ------
                         Net cash used in investing activities                       (198)          (263)
                                                                                    ------         ------

Net (decrease)  increase in cash and cash equivalents                                (640)         1,717

Cash and cash equivalents, beginning of period                                      1,897          1,473
                                                                                    ------         ------

Cash and cash equivalents, end of period                                           $1,257         $3,190
                                                                                   =======        =======


SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for state income taxes                                 $    4         $    -
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

         Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM Holding are summarized as follows:

                                                                           Year Facility    Rentable      Resident
         Name                                       Location                   Built       Units (2)   Capacities (2)
         ----                                       --------                   -----       ---------   --------------
         Independence Village of East Lansing       East Lansing, MI           1989           161            162
         Independence Village of Winston-           Winston-Salem,              1
         Salem                                      NC                         1989           159            161
         Independence Village of Raleigh            Raleigh, NC                1991           164            205
         Independence Village of Peoria             Peoria, IL                 1990           166            183
         Crown Point Apartments                     Omaha, NE                  1984           135            163
         Sedgwick Plaza Apartments                  Wichita, KS                1984           150            170
         West Shores                                Hot Springs, AR            1986           136            166
         Villa Santa Barbara (1)                    Santa Barbara, CA          1979           125            125



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

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

3.    RELATED PARTY TRANSACTIONS (CONTINUED)

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding would also reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the nine- and three-month periods ended May 31, 1999, Capital Senior Development, Inc. earned no fees from the Company compared to fees of $212,000 and $83,000 earned for the nine- and three-month periods ended May 31, 1998, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

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

EXPENSES

      Total expenses were $14,609,000 for the nine-month period ended May 31, 1999, compared to $14,112,000 for the same period in the prior year, representing an increase of $497,000, or 3.5%. This increase in expenses was primarily due to increases in depreciation expense of $242,000 or 310.3%; facilities lease rent expense of $208,000 or 3.9%; general and administrative expenses of $189,000 or 484.6%; administrative salaries, wges, and expenses of $146,000 or 16.3%; and dietary and food service salaries of $86,000 or 3.2%, offset by a $471,000 or 61.8% decrease in professional fees as a result of settling the AHC lawsuit as well as less significant increases and decreases in certain other expenses. The increase in facilities lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The $189,000 increase in general and administrative costs when compared to the prior year is due to changes in estimated liabilities at August 31, 1997, that were reduced in 1998. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM Holding.

INCOME TAX EXPENSE

    Income tax expense decreased $5,000 or 4% to $120,000 for the nine-month period ended May 31, 1999, compared to $125,000 for the same period in the prior year, as a result of a decrease in income before taxes of $13,000 or 4.4% to $298,000 for the nine-month period ended May 31, 1999, compared to $311,000 for the same period in 1998.

NET INCOME

    Primarily as a result of the factors noted above, net income decreased $8,000 or 4.3% to $178,000 for the nine months ended May 31, 1999 compared to net income of $186,000 for the nine months ended May 31, 1998.

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

EXPENSES

      Total expenses were $4,934,000 for the quarter ended May 31, 1999 compared to $4,796,000 for the same period in the prior year, representing an increase of $138,000, or 2.9%. This increase in expenses was primarily due to increases in facilities lease rent expense of $63,000 or 3.5%; administrative salaries, wages and expenses of $116,000 or 45.3%; depreciation expense of $88,000 or 338.5%; and dietary and food service salaries of $42,000 or 4.7%, offset by a $167,000 or 59% decrease in professional fees as a result of settling the AHC lawsuit; as well as less significant increases and decreases in certain other expenses. The increase in facilities lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM Holding.

                            ILM I LEASE CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

INCOME TAX EXPENSE

    Income tax expense decreased $1,000 or 4% to $24,000 for the three-month period ended May 31, 1999, compared to $25,000 for the same period in the prior year, as a result of a decrease in income before taxes of $5,000 or 8.1% to $57,000 for the three-month period ended May 31, 1999, compared to $62,000 for the same period in 1998.

NET INCOME

    Primarily as a result of the factors noted above, net income decreased $4,000 or 10.8% to $33,000 for the quarter ended May 31, 1999 from net income of $37,000 for the quarter ended May 31, 1998.

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

                             ILM I LEASE CORPORATION

                            PART II-OTHER INFORMATION

Item 1.  Through 5.        NONE
--------------------

Item 6.  Exhibits And Reports On Form 8-K
------------------------------------------

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

                           BY:  ILM I LEASE CORPORATION





                           By: /s/ Jeffry R. Dwyer
                              ---------------------
                               Jeffry R. Dwyer
                               President



Dated:  November 12, 1999
        -----------------



                                     -19