Form 10-Q
period 1999-11-30
ILM I LEASE CORP
filed 2000-01-18
CIK 932091

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

                  FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1999
                                             -----------------

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-25878
                                                 -------


                             ILM I LEASE CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Virginia                                               04-3248637
-------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

1750 Tysons Boulevard, Suite 1200, Tysons Corner, VA               22102
-------------------------------------------------------------------------------
   (Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:           (888) 257-3550
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
         None                                               None

           Securities registered pursuant to Section 12(g) of the Act:

                      Shares Of Common Stock $.01 Par Value
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    No X
                                        ---   ---

Shares of common stock outstanding as of November 30, 1999: 7,519,430.


================================================================================
                                  Page 1 of 18

                             ILM I LEASE CORPORATION

                                      INDEX

Part I.  Financial Information                                                                                 Page
                                                                                                               ----
         Item 1.  Financial Statements

                  Balance Sheets
                  November 30, 1999 (Unaudited) and August 31, 1999............................................4

                  Statements of Operations
                  For the three months ended November 30, 1999 and 1998 (Unaudited)............................5

                  Statements of Changes in Shareholders' Equity
                  For the three months ended November 30, 1999 and 1998 (Unaudited)............................6

                  Statements of Cash Flows
                  For the three months ended November 30, 1999 and 1998 (Unaudited)............................7

                  Notes to Financial Statements (Unaudited).................................................8-11

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....12-15

Part II.  Other Information...................................................................................16

         Item 6.  Exhibits and Reports on Form 8-K............................................................16

Signatures....................................................................................................17

                             ILM I LEASE CORPORATION

Part I.  Financial Information
------------------------------

         Item I.  Financial Statements
                  (see next page)

                             ILM I LEASE CORPORATION

                                 BALANCE SHEETS
                November 30, 1999 (Unaudited) and August 31, 1999
                  (Dollars in thousands, except per share data)


                                     ASSETS
                                     ------


                                                                 November 30, 1999           August 31, 1999
                                                                 -----------------           ---------------
Cash and cash equivalents                                              $1,407                     $1,066
Accounts receivable, net                                                   71                        102
Tax refund receivable                                                       1                          1
Prepaid expenses and other assets                                         263                        278
                                                                   -----------                  ---------
              Total current assets                                      1,742                      1,447

Furniture, fixtures and equipment                                       1,359                      1,299
Less:  accumulated depreciation                                        (1,202)                      (943)
                                                                   -----------                  ---------
                                                                          157                        356

Deferred tax asset, net                                                    92                         92
                                                                   -----------                  ---------
                                                                       $1,991                     $1,895
                                                                   ===========                  =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable and accrued expenses                                 $   999                    $   868
Real estate taxes payable                                                 229                        190
Accounts payable - related party                                          302                        305
Security deposits                                                           7                          7
                                                                   -----------                  ---------
               Total current liabilities                                1,537                      1,370

Deferred rent payable                                                       3                         12
                                                                   -----------                  ---------
               Total liabilities                                        1,540                      1,382

Contingencies

Shareholders' equity:
       Common stock, $0.01 par value,
            20,000,000 shares authorized
            7,519,430 issued and outstanding                               75                         75
       Additional paid-in capital                                         625                        625
       Accumulated deficit                                               (249)                      (187)
                                                                   -----------                  ---------
              Total shareholders' equity                                  451                        513
                                                                   -----------                  ---------
                                                                       $1,991                     $1,895
                                                                   ===========                  =========

                             ILM I LEASE CORPORATION

                            STATEMENTS OF OPERATIONS
        For the three months ended November 30, 1999 and 1998 (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                   Three Months Ended
                                                                                         November 30
                                                                                   -------------------

                                                                                  1999               1998
                                                                                  ----               ----
REVENUES:
   Rental and other income                                                        $5,004            $4,938
   Interest income                                                                     3                 5
                                                                                --------        ----------
                                                                                   5,007             4,943
EXPENSES:
   Facilities lease rent expense                                                   1,884             1,858
   Dietary and food service salaries, wages and expenses                             923               904
   Administrative salaries, wages and expenses                                       385               326
   Marketing salaries, wages and expenses                                            228               225
   Utilities                                                                         201               206
   Repairs and maintenance                                                           163               174
   Real estate taxes                                                                 208               209
   Property management fees                                                          276               260
   Other property operating expenses                                                 381               382
   General and administrative                                                         88                72
   Directors compensation                                                             15                13
   Professional fees                                                                  57               115
   Depreciation expense                                                              260                97
                                                                                --------        ----------
                                                                                   5,069             4,841
                                                                                --------        ----------

(Loss) income before taxes                                                           (62)              102

Income tax expense:
   Current                                                                             -                 -
   Deferred                                                                            -                40
                                                                                --------        ----------
                                                                                       -                40
                                                                                --------        ----------

NET (LOSS) INCOME                                                               $     (62)       $      62
                                                                                ==========      ==========

Basic earnings per share of common stock                                        $  (0.01)        $    0.01
                                                                                =========       ==========


The above earnings per share of common stock is based upon the 7,519,430 shares outstanding for each period.




                             See accompanying notes.

                             ILM I LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
        For the three months ended November 30, 1999 and 1998 (Unaudited)
                  (Dollars in thousands, except per share data)


                                               Common Stock
                                               $.01 Par Value           Additional       Retained
                                               --------------            Paid-In         Earnings
                                          Shares          Amount         Capital         (Deficit)         Total
                                          ------          ------         -------         ---------         -----

Balance at August 31, 1998              7,519,430          $ 75            $625           $ (307)           $393

Net income                                      -             -               -              120             120
                                        ---------          ----            ----           ------            ----

Balance at November 30, 1998            7,519,430          $ 75            $625           $ (245)           $455
                                        =========          ====            ====           ======            ====

Balance at August 31, 1999              7,519,430          $ 75            $625           $ (187)           $513

Net loss                                        -             -               -              (62)            (62)
                                        ---------          ----            ----           ------            ----

Balance at November 30, 1999            7,519,430          $ 75            $625           $ (249)           $451
                                        =========          ====            ====           ======            ====




                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1999 and 1998 (Unaudited)
                             (Dollars in thousands)


                                                                                         Three Months Ended
                                                                                            November 30,

                                                                                          1999           1998
                                                                                          ----           ----
Cash flows from operating activities:
   Net (loss) income                                                                      $ (62)          $ 62
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
        Depreciation expense                                                                259             97
        Deferred tax expense (benefit), net                                                   -             40
        Changes in assets and liabilities:
             Accounts receivable - related party                                              -           (165)
             Accounts receivable, net                                                        31            (32)
             Tax refund receivable                                                            1            138
             Prepaid expenses and other assets                                               15              1
             Accounts payable and accrued expenses                                          131           (169)
             Accounts payable - related party                                                (3)            33
             Termination fee payable                                                          -           (975)
             Real estate taxes payable                                                       39             16
             Deferred rent payable                                                           (9)            (9)
             Security deposits                                                                -              1
                                                                                        -------        -------
                         Net cash  provided by operating activities                         401            962
                                                                                        -------        -------

Cash flows from investing activities:
             Additions to furniture, fixtures and equipment                                 (60)           (54)
                                                                                        -------        -------
                         Net cash used in investing activities                              (60)           (54)
                                                                                        -------        -------

Net increase (decrease)  in cash and cash equivalents                                       341         (1,016)

Cash and cash equivalents, beginning of period                                            1,066          1,897
                                                                                        -------        -------

Cash and cash equivalents, end of period                                                 $1,407           $881
                                                                                        =======        =======


Supplemental disclosure:
------------------------

Cash paid during the period for state income taxes                                      $     4        $     -
                                                                                        =======        =======



                             See accompanying notes.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)


1.       GENERAL
         -------

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in ILM I Lease Corporation's (the "Company") Annual Report on Form 10-K for the year ended August 31, 1999. In the opinion of management, the accompanying interim financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1999, and revenues and expenses for each of three-month periods ended November 30, 1999 and 1998. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the three-month period ended November 30, 1999, are not necessarily indicative of the results to be expected for the year ending August 31, 2000.

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

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)


2.   THE FACILITIES LEASE AGREEMENT
     ------------------------------

         ILM Holding (the "Lessor") leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease was extended on a month-to-month basis as of December 31, 1999, beyond its original expiration date of December 31, 1999. Accordingly, it is terminable upon 30 day's notice to the Company. As noted below in Recent Developments, ILM I has entered into an agreement and plan of merger with Capital Senior Living Corporation and certain affiliates of Capital, and has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. While there can be no assurance, consummation of the merger is presently anticipated in the second quarter of calendar year 2000. The lease is accounted for as an operating lease in the Company's financial statements.

          Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM Holding are summarized as follows:

                                                                                 Year       Rentable      Resident
         Name                                         Location                 Facility    Units (2)   Capacities (2)
         ----                                         --------                   Built     ---------   --------------
                                                                                 -----
         Independence Village of East Lansing         East Lansing, MI           1989         161           162
         Independence Village of Winston-Salem        Winston-Salem, NC          1989         159           161
         Independence Village of Raleigh              Raleigh, NC                1991         164           205
         Independence Village of Peoria               Peoria, IL                 1990         166           183
         Crown Point Apartments                       Omaha, NE                  1984         135           163
         Sedgwick Plaza Apartments                    Wichita, KS                1984         150           170
         West Shores                                  Hot Springs, AR            1986         136           166
         Villa Santa Barbara (1)                      Santa Barbara, CA          1979         125           125

(1) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation ("Lease II"). The Company has entered into an agreement with Lease II regarding such joint tenancy. Lease II was formed for similar purposes as the Company by an affiliated company, ILM II Senior Living, Inc. ("ILM II"), a subsidiary of which owns a portion of the Villa Santa Barbara property. The portion of the Senior Housing Facility leased by the Company represents 25% of the total project. Villa Santa Barbara is 25% owned by ILM Holding and 75% by ILM II Holding, Inc., a direct subsidiary of ILM II, as tenants in common. Upon the sale of ILM I or ILM II, arrangements would be made to transfer the Santa Barbara facility to the selling joint tenant (or one of its subsidiaries). The property was extensively renovated in 1995.

(2) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

         Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $6,364,800. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income was $302,000 and $276,000 for the three-month periods ended November 30, 1999 and 1998, respectively.

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

    RECENT DEVELOPMENTS
    -------------------

        On February 7, 1999, ILM I entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. While there can be no assurance, consummation of the merger is presently anticipated in the second quarter of calendar year 2000. In connection with the merger, ILM I has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement was extended on a month-to-month basis as of December 31, 1999, beyond its original expiration date of December 31, 1999. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger. As a result of the proposed merger, Lease I would have little "going concern" value.

3.  RELATED PARTY TRANSACTIONS
    --------------------------

        Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As discussed in the Company's Annual Report on Form 10-K for the year ended August 31, 1999, PaineWebber resigned effective as of June 18, 1997.

        The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. The Management Agreement is co-terminous with the Facilities Lease Agreement. Because the Facilities Lease Agreement was extended beyond December 31, 1999 on a month-to-month basis, the scheduled expiration date of the Management Agreement has been extended on a month-to-month basis as well, but not beyond July 29, 2001. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the "net cash flow" of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs. ILM I has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the three-month periods ended November 30, 1999 and 1998, Capital earned property management fees from the Company of $276,000 and $242,000, respectively.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)


3.  RELATED PARTY TRANSACTIONS (CONTINUED)
    --------------------------------------

        On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding would also reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the three-month period ended November 30, 1999 and 1998, Capital Senior Development, Inc. earned no fees from the company for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

        Jeffry R. Dwyer, Secretary, President and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the three-month periods ended November 30, 1999 and 1998, Greenberg Traurig earned fees from the Company of $14,000 and $64,000, respectively.

        Accounts payable - related party at November 30, 1999 includes $302,000 for variable rent payable to ILM Holding. Accounts payable - related party at August 31, 1999 includes $305,000 for variable rent payable to ILM Holding.

4.  LEGAL PROCEEDINGS AND CONTINGENCIES
    -----------------------------------

        The Company has pending claims incurred in the normal course of business which, in the opinion of the Company's Board of Directors, will not have a material effect on the financial statements of the Company.

5.  CONSTRUCTION LOAN FINANCING
    ---------------------------

         ILM I and the Company have secured a construction loan facility with a major bank that will provide ILM I with up to $24.5 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan has a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term can be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule. Loan origination costs in connection with this loan facility are being amortized by ILM I over the life of the loan.

         On June 7, 1999, ILM I borrowed $2,093,000 under the construction loan facility to fund the pre-construction capital costs, incurred through April 1999, of the potential expansions of the Senior Housing Facilities, leaving approximately $22.4 million unused and available. The Company is a co-borrower on the construction loan.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    -------------------------------------

         Accounts Payable and Accrued Expenses at November 30, 1999, includes the following:

         Accounts Payable and Accrued Expenses                 $  844
         Estimated Repair Costs at E. Lansing Facility            155
                                                               ------

                                       Total                   $  999

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM Holding decide that any of the Senior Housing Facilities should be expanded, the Facilities Lease Agreement between the Company and ILM Holding would be amended to include such expansion. Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $6,364,800. The Company also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income was $302,000 and $276,000 for the three-month periods ended November 30, 1999 and 1998, respectively.

    The Facilities Lease Agreement was extended on a month-to-month basis as of December 31, 1999, beyond its original expiration date of December 31, 1999. As explained under "Recent Developments" below, ILM I has entered into an agreement and plan of merger with Capital Senior Living Corporation and certain affiliates of Capital, and has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. Accordingly, since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM I, there is no assurance that the Company's operations will continue beyond the effective date of the merger. While there can be no assurance, consummation of the merger is presently anticipated in the second quarter of calendar year 2000.

RECENT DEVELOPMENTS

    On February 7, 1999, ILM I entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. While there can be no assurance, consummation of the merger is presently anticipated in the second quarter of calendar year 2000. In connection with the merger, ILM I has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement was extended on a month-to-month basis as of December 31, 1999, beyond its original expiration date of December 31, 1999. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger. As a result of the proposed merger, Lease I would have little "going concern" value.

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the eight properties in which the Company has invested averaged 91% and 95% for the three-month periods ended November 30, 1999 and 1998, respectively. Base rent payments of $6,364,800 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent. The Senior Housing Facilities are currently generating gross revenues, which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM Holding.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

    At November 30, 1999, the Company had cash and cash equivalents of $1,407,000 compared to $1,066,000 at August 31, 1999. Remaining amounts of cash will be used for the Company's working capital requirements. As noted above, under the terms of the Facilities Lease Agreement, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal years 1999, 1998 and 1997 or for the first quarter of fiscal year 2000. The Company may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flows from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

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

    Based on ongoing assessments, the Company, through Capital, its property manager and only significant and material third-party contractor, has developed a program to modify or replace portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. While there can be no assurance, the Company believes that it has completed all software and hardware upgrades. The Company presently believes that these modifications and replacements of existing software and certain hardware will remediate the Year 2000 issue. The costs of Year 2000 remediation have not been material based on the Company's operations.

    The Company has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Company's business.

    Management of the Company believes it has an effective program in place to resolve the Year 2000 issue. However, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, the Company's only significant and material third-party contractor, were to experience a Year 2000 problem, it is possible that the Company would not receive rental income as it became due from Senior Living Facility residents. The Company in turn would fail to pay ILM Holding lease payments as they arise under the master lease, and ILM Holding in turn would fail to pay ILM I mortgage payments due it. However, the Company believes that given the nature of its business, such a problem would be temporary and easily remedied with simple accountings.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1999 VERSUS THREE MONTHS ENDED NOVEMBER 30, 1998

REVENUES

    Total revenues were $5,007,000 for the three-month period ended November 30, 1999 compared to $4,943,000 for the same period of the prior year, representing an increase of $64,000, or 1.3%. This increase is primarily the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

EXPENSES

      Total expenses were $5,069,000 for the three-month period ended November 30, 1999, compared to $4,841,000 for the same period in the prior year, representing an increase of $228,000, or 4.7%. This increase in expenses was primarily due to increases in depreciation expense of $163,000 or 168.0%; facilities lease rent expense of $26,000 or 1.4%; general and administrative expenses of $16,000 or 22.2%; administrative salaries, wages, and expenses of $59,000 or 18.1%; dietary and food service salaries of $19,000 or 2.1%, and property management fees of $16,000 or 6.2% offset by a $58,000 or 50.4% decrease in professional fees as a result of settling the AHC lawsuit as well as less significant increases and decreases in certain other expenses. The increase in facilities lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date, as such assets are not subject to repurchase by ILM Holding. The increase in property management fees is attributable to higher incentive management fees earned by the property manager as a result of higher revenues at the Senior Housing Facilities.

INCOME TAX EXPENSE

    Income tax expense decreased $40,000 or 100% to $0 for the three-month period ended November 30, 1999, compared to $40,000 for the same period in the prior year, as a result of a decrease in income before taxes of $164,000 or 264.5% from $102,000 for the three-month period ended November 30, 1998, compared to a loss of $62,000 for the same period in 1999. The Company provided a valuation allowance for the tax benefit arising from the net loss for the three-month period ended November 30, 1999, as the tax benefit is not expected to be realized.

NET INCOME

    Primarily as a result of the factors noted above, net income decreased $124,000 or 200.0% from income of $62,000 for the three months ended November 30, 1998 compared to net loss of $62,000 for the three months ended November 30, 1999.

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

    READERS OF THIS QUARTERLY REPORT ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY OF THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AND THAT ACTUAL FUTURE RESULTS MAY DIFFER.

                             ILM I LEASE CORPORATION

                            PART II-OTHER INFORMATION


ITEM 1.  THROUGH 5.        NONE
-------------------

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



                                    BY:  ILM I LEASE CORPORATION






                                    By:     /s/  Jeffry R. Dwyer
                                            -------------------------------
                                            Jeffry R. Dwyer
                                            President





Dated: January 15, 2000
       -----------------------------