Form 10-K/A
period 1999-08-31
ILM I LEASE CORP
filed 2000-02-09
CIK 932091

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

  X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----                      SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1999

                                       OR

------      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____.

                         Commission File Number: 0-25878
                                                 -------

                             ILM I LEASE CORPORATION

             (Exact name of registrant as specified in its charter)

       VIRGINIA                                                  04-3248637
--------------------                                         ----------------
(State of organization)                                      (I.R.S. Employer
                                                             Identification No.)

1750 TYSONS BOULEVARD, SUITE 1200, TYSONS CORNER, VA                    22102
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code:                 888-257-3550
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

                       DOCUMENTS INCORPORATED BY REFERENCE

            DOCUMENTS                                       FORM 10-K REFERENCE
--------------------------------------------------------    -------------------
Registration Statement on Form 10 of registrant dated       Part III, Part IV
July 20, 1995, as supplemented [33 Act filing #33-27653]

================================================================================

                             ILM I LEASE CORPORATION

                                 1999 FORM 10-K

                                TABLE OF CONTENTS


                                                                                     PAGE


PART I
------

Item     1      Business..........................................................     I-1
Item     2      Properties........................................................     I-5
Item     3      Legal Proceedings.................................................     I-5
Item     4      Submission of Matters to a Vote of Security Holders...............     I-6

PART II
-------

Item     5      Market for the Registrant's Shares and Related
                Stockholder Matters...............................................    II-1
Item     6      Selected Financial Data...........................................    II-2
Item     7      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................    II-3
Item     8      Financial Statements and Supplementary Data.......................    II-8
Item     9      Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure........................................    II-8

PART III
--------

Item     10     Directors and Executive Officers of the Registrant................   III-1
Item     11     Executive Compensation............................................   III-3
Item     12     Security Ownership of Certain Beneficial Owners and Management....   III-4
Item     13     Certain Relationships and Related Transactions....................   III-4

PART IV
-------

Item     14     Exhibits, Financial Statement Schedules and Reports on Form 8-K...    IV-1
Signatures........................................................................    IV-2
Index to Exhibits.................................................................    IV-3
Financial Statements and Supplementary Data.......................................  F1-F16


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

     Average occupancy levels for each fiscal quarter during 1999, along with an average for the year, are presented below for each property:

                                              Average Quarterly Occupancy
                                    ------------------------------------------------
                                                                             Fiscal
                                                                              1999
                                    11/30/98   2/28/99   5/31/99   8/31/99   Average
                                    --------   -------   -------   -------   -------

Independence Village
   of Winston-Salem                   92%        94%       93%       96%       94%

Independence Village
   of East Lansing                    94%        89%       87%       87%       89%

Independence Village of Raleigh       95%        94%       95%       97%       95%

Independence Village of Peoria        98%        98%       96%       95%       97%

Crown Pointe Apartments               98%        98%       96%       93%       96%

Sedgwick Plaza Apartments             94%        91%       89%       87%       90%

West Shores                           97%        94%       97%       97%       96%

Villa Santa Barbara                   97%        99%       97%       97%       98%



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

                            ILM I LEASE CORPORATION

ITEM 6.  SELECTED FINANCIAL DATA

                             ILM I LEASE CORPORATION
                  (Dollars in thousands, except per share data)

                                               For the year       For the year     For the year ended
                                                   ended              ended             ended
                                              August 31, 1999    August 31, 1998    August 31, 1997
                                              ---------------    ---------------   ------------------
Revenues                                        $    19,923        $    19,294        $    18,121
Income (loss) before income taxes                       393               (435)              (479)
Income tax expense (benefit)                            273                (54)              (192)
                                                -----------        -----------        -----------
Net income (loss)                               $       120        $      (381)       $      (287)
                                                ===========        ===========        ===========
Net income (loss) per share of common stock     $      0.01        $     (0.05)       $     (0.04)
                                                ===========        ===========        ===========
Total assets                                    $     1,895        $     3,198        $     2,633
                                                ===========        ===========        ===========
Shares outstanding                                7,519,430          7,519,430          7,519,430



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

     Based on ongoing assessments, the Company, through Capital, its property manager, has developed a program to modify or replace portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. The Company has completed software upgrades and software and hardware replacement. The Company presently believes that these modifications and replacements of existing software and certain hardware will result in its systems being Year 2000 compliant. The costs of Year 2000 remediation have not been material based on the Company's operations.

     The Company has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Company's business.

     The Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. The Company has contacted its only material external agent (Capital) and has received assurances from Capital that it is Year 2000 compliant.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has substantially completed all necessary phases of its Year 2000 program. However, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, the Company's most significant third party contractor, were to experience a year 2000 problem, it is likely that the Company would not receive rental income as it became due from Senior Living Facility residents. The Company in turn would fail to pay ILM Holding lease payments as they arise under the master lease, and ILM Holding in turn would fail to pay ILM I mortgage payments due it. However, if this were to occur, the Company believes that given the nature of its business, such problem would be temporary and is easily remedied with a simple accounting.

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

     READERS OF THIS ANNUAL REPORT ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY OF THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AND THAT ACTUAL RESULTS MAY DIFFER.

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

                                           ILM I LEASE CORPORATION



                                           By:   /s/ Jeffry R. Dwyer
                                                 -------------------
                                                 Jeffry R. Dwyer
                                                 President
                                                 (Principal Accounting Officer)



Dated: NOVEMBER 23, 1999
       ------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.


By:  /s/ Jeffry R. Dwyer                             Date: November 23, 1999
     -------------------                             -------------------------
     Jeffry R. Dwyer
     Director


By:  /s/ Julien G. Redele                             Date: November 22, 1999
     --------------------                             -------------------------
     Julien G. Redele
     Director


By:  /s/ J. William Sharman, Jr.                     Date: November 23, 1999
     ---------------------------                     -------------------------
     J. William Sharman, Jr.
     Director

                            ILM I LEASE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                  ITEM 14(a)(3)

                             ILM I LEASE CORPORATION

                                INDEX TO EXHIBITS

                                                        PAGE NUMBER IN THE REPORT
EXHIBIT NO.    DESCRIPTION OF DOCUMENT                  OR OTHER REFERENCE

------------   --------------------------------------   -----------------------------------

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

                                                              ERNST & YOUNG LLP

Dallas, Texas
October  22, 1999
except for Note 1, as to which the date is November 16, 1999

                             ILM I LEASE CORPORATION

                                 BALANCE SHEETS
                            August 31, 1999 and 1998
                  (Dollars in thousands, except per share data)


                                                             1999        1998
                                                            -------     -------

                                     ASSETS

Cash and cash equivalents                                   $ 1,066     $ 1,897
Accounts receivable, net                                        102          56
Tax refunds receivable                                            1         145
Prepaid expenses and other assets                               278         127
                                                            -------     -------
      Total current assets                                    1,447       2,225
Furniture, fixtures and equipment                             1,299         999
Less: accumulated depreciation                                 (943)       (390)
                                                            -------     -------
                                                                356         609

Deferred tax asset, net                                          92         364
                                                            -------     -------
                                                            $ 1,895     $ 3,198
                                                            =======     =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                       $   868     $ 1,123
Termination fee payable                                          --         975
Real estate taxes payable                                       190         213
Accounts payable - related party                                305         438
Security deposits                                                 7           7
                                                            -------     -------
      Total current liabilities                               1,370       2,756
Deferred rent payable                                            12          49
                                                            -------     -------
      Total liabilities                                       1,382       2,805

Commitments and contingencies
Shareholders' equity:
  Common stock, $0.01 par value, 20,000,000 shares
    authorized, 7,519,430 shares issued and outstanding          75          75
  Additional paid-in capital                                    625         625
  Accumulated deficit                                          (187)       (307)
                                                            -------     -------
      Total shareholders' equity                                513         393
                                                            -------     -------
                                                            $ 1,895     $ 3,198
                                                            =======     =======


                             See accompanying notes.

                            ILM I LEASE CORPORATION

                            STATEMENTS OF OPERATIONS
               For the years ended August 31, 1999, 1998 and 1997
                  (Dollars in thousands, except per share data)

                                                              1999         1998         1997
                                                            --------     --------     --------

REVENUES:
   Rental and other income                                  $ 19,907     $ 19,232     $ 18,049
   Interest income                                                16           62           72
                                                            --------     --------     --------
                                                              19,923       19,294       18,121

EXPENSES:
   Facilities lease rent expense                               7,492        7,222        6,643
   Dietary and food service salaries, wages and expenses       3,664        3,566        3,431
   Administrative salaries, wages and expenses                 1,420        1,218        1,277
   Marketing salaries, wages and expenses                        931          856          883
   Utilities                                                     839          834          850
   Repairs and maintenance                                       732          661          666
   Real estate taxes                                             836          827          816
   Property management fees                                    1,008          919          841
   Other property operating expenses                           1,507        1,486        1,574
   General and administrative                                    222          264           66
   Directors compensation                                         52           81           31
   Professional fees                                             273        1,123          778
   Termination fee expense                                        --          375          600
   Advisory fees                                                  --           --           70
   Depreciation expense                                          553          297           74
                                                              ------     --------     --------
                                                              19,530       19,729       18,600
                                                            --------     --------     --------
Income (loss) before income taxes                                393         (435)        (479)

Income tax expense (benefit):
   Current                                                        --           --           92
   Deferred                                                      273          (54)        (284)
                                                            --------     --------     --------
                                                                 273          (54)        (192)
                                                            --------     --------     --------
NET INCOME (LOSS)                                           $    120     $   (381)    $   (287)
                                                            ========     ========     ========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK                 $   0.01     $  (0.05)    $  (0.04)
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

                            ILM I LEASE CORPORATION

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the years ended August 31, 1999, 1998 and 1997
                  (Dollars in thousands, except per share data)

                                    Common Stock
                                   $.01 Par Value      Additional    Retained
                              ----------------------     Paid-in     Earnings
                                Shares       Amount      Capital     (Deficit)       Total
                              ---------    ---------    ---------    ---------     ---------


BALANCE AT AUGUST 31, 1996    7,519,430    $      75    $     625    $     361     $   1,061

Net loss                             --           --           --         (287)         (287)
                              ---------    ---------    ---------    ---------     ---------
BALANCE AT AUGUST 31, 1997    7,519,430           75          625           74           774

Net loss                             --           --           --         (381)         (381)
                              ---------    ---------    ---------    ---------     ---------

BALANCE AT AUGUST 31, 1998    7,519,430           75          625         (307)          393

Net income                           --           --           --          120           120
                              ---------    ---------    ---------    ---------     ---------
BALANCE AT AUGUST 31, 1999    7,519,430    $      75    $     625    $    (187)    $     513
                              =========    =========    =========    =========     =========

                             See accompanying notes.

                            ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1999, 1998 and 1997
                                 (In thousands)

                                                                   1999         1998        1997
                                                                  -------     -------     -------
Cash flows from operating activities:
   Net income (loss)                                              $   120     $  (381)    $  (287)
   Adjustments to reconcile net income (loss) to
     net cash (used in) provided by operating activities:
       Depreciation expense                                           553         297          74
       Deferred tax benefit,  net                                     272         (54)       (284)
       Changes in assets and liabilities:
         Accounts receivable - related party                           --          93          --
         Accounts receivable, net                                     (46)        (56)         77
         Tax refund receivable                                        144        (145)         --
         Prepaid expenses and other assets                           (151)        132           8
         Accounts payable and accrued expenses                       (255)        241          19
         Accounts payable - related party                            (133)        322        (422)
         Termination fee payable                                     (975)        375         600
         Real estate taxes payable                                    (23)         43        (130)
         Security deposits                                             --           2          --
         Deferred rent payable                                        (37)        (37)        (37)
                                                                  -------     -------     -------
           Net cash (used in) provided by operating activities       (531)        832        (382)
                                                                  -------     -------     -------
Cash flows from investing activities:
   Additions to furniture, fixtures and equipment                    (300)       (408)       (330)
                                                                  -------     -------     -------
           Net cash used in investing activities                     (300)       (408)       (330)
                                                                  -------     -------     -------
Net (decrease) increase in cash and cash equivalents                 (831)        424        (712)

Cash and cash equivalents, beginning of period                      1,897       1,473       2,185
                                                                  -------     -------     -------
Cash and cash equivalents, end of period
                                                                  $ 1,066     $ 1,897     $ 1,473
                                                                  =======     =======     =======
SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for income taxes                      $   126     $   201     $   181
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

          The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. As discussed in Note 1, Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. Under the Management Agreement, Capital generally is required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordination with the Company, leasing the individual units in the Senior Housing Facilities, maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. ILM I has guaranteed the payment of all fees due to the terms of the Management Agreement. For the years ended August 31, 1999 and 1998, Capital earned property management fees from the Company of $1,008,000 and $919,000, respectively

                            ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)

3.   RELATED PARTY TRANSACTIONS (CONTINUED)

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

          Deferred income tax benefit reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of August 31, 1999 and 1998, are comprised of the following amounts (in thousands):


                                                               1999      1998
                                                              ------    ------
          Deferred tax asset - straight-line rent expense     $   5     $  19
          Deferred tax asset - book over tax  depreciation      236        54
          Deferred tax asset - book over tax amortization        23        45
          Net operating loss carryforward                        63       366
                                                              -----     -----
          Gross deferred tax asset                              327       484
          Valuation allowance for deferred tax asset           (235)     (120)
                                                              -----     -----
            Net deferred tax asset                            $  92     $ 364
                                                              =====     =====

          The Company has provided a valuation allowance to consider the effects that the lease termination date might have on historical taxable income and the fact that cumulative tax over book depreciation might not be recoverable against future taxable income if and when the lease is terminated. The net operating loss carryforward will expire in 2013.

          The components of income tax expense (benefit) for fiscal 1999, 1998 and 1997 are as follows (in thousands):


                                     1999      1998      1997
                                     ----      ----      ----
          Current:
            Federal                  $  --     $  --     $  78
            State                       --        --        14
                                     -----     -----     -----
                   Total current        --        --        92
                                     -----     -----     -----

          Deferred:
            Federal                    238       (47)     (241)
            State                       35        (7)      (43)
                                     -----     -----     -----
                   Total deferred      273       (54)     (284)
                                     -----     -----     -----
                                     $ 273     $ (54)    $(192)
                                     =====     =====     =====


                            ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)

7.   FEDERAL INCOME TAXES (CONTINUED)

          The reconciliation of income tax computed for fiscal 1999, 1998 and 1997, at U.S. federal statutory rates to income tax expense (benefit) is as follows (in thousands):


                                              1999                1998                1997
                                       -----------------    -----------------   ----------------

          Tax at U.S. statutory rates   $ 134        34%    $(148)      (34%)   $(163)      (34%)
          State income taxes, net
            of federal tax benefit         24         6%      (26)       (6)      (29)       (6)

          Valuation allowance             115        29%      120        33        --        --
                                        -----       ---     -----        ---    -----       ---
                                        $ 273       (69%)   $ (54)       (7%)   $(192)      (40%)
                                        =====     =====     =====     =====     =====     =====
