Form 10-Q
period 2000-02-29
ILM I LEASE CORP
filed 2000-04-14
CIK 932091

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    -----------------------------------------

                                    FORM 10-Q

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ___          SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-25878

                             ILM I LEASE CORPORATION
             (Exact name of registrant as specified in its charter)

         VIRGINIA                                                 04-3248637
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1750 TYSONS BOULEVARD, SUITE 1200, TYSONS CORNER, VA                22102
   (Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:            (888) 257-3550
                                                   -----------------------------

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

Yes X     No
   ---      ---

Shares of common stock outstanding as of February 29, 2000: 7,519,430.

================================================================================

                             ILM I LEASE CORPORATION

                                      INDEX

                                                                                                            PAGE
Part I.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets
                  February 29, 2000 (Unaudited) and August 31, 1999............................................4

                  Statements of Operations
                  For the six  months and three months ended February 29, 2000 and February 28, 1999 (Unaudited)............................................................5

                  Statements of Changes in Shareholders' Equity
                  For the six  months ended February 29, 2000 and February 28, 1999 (Unaudited)................6

                  Statements of Cash Flows
                  For the six  months ended February 29, 2000 and February 28, 1999 (Unaudited)................7

                  Notes to Financial Statements (Unaudited).................................................8-11

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....12-16

Part II.  Other Information...................................................................................17

         Item 6.  Exhibits and Reports on Form 8-K............................................................17

Signatures....................................................................................................18

                             ILM I LEASE CORPORATION

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (see next page)

                             ILM I LEASE CORPORATION

                                 BALANCE SHEETS
                February 29, 2000 (Unaudited) and August 31, 1999
                  (Dollars in thousands, except per share data)

                                                      ASSETS

                                                                 FEBRUARY 29, 2000           AUGUST 31, 1999
                                                                 -----------------           ---------------
Cash and cash equivalents                                              $1,235                     $1,066
Accounts receivable, net                                                  275                        102
Tax refund receivable                                                       1                          1
Prepaid expenses and other assets                                         329                        278
                                                                     --------                    -------
              Total current assets                                      1,840                      1,447

Furniture, fixtures and equipment                                       1,451                      1,299
Less:  accumulated depreciation                                        (1,425)                      (943)
                                                                     --------                    -------
                                                                           26                        356

Deferred tax asset, net                                                    92                         92
                                                                     --------                    -------
                                                                       $1,958                     $1,895
                                                                     ========                    =======


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                               $   1,055                    $   862
Real estate taxes payable                                                 280                        190
Accounts payable - related party                                          332                        311
Security deposits                                                           8                          7
                                                                     --------                    -------
               Total current liabilities                                1,675                      1,370

Deferred rent payable                                                       -                         12
                                                                     --------                    -------
               Total liabilities                                        1,675                      1,382

Contingencies

Shareholders' equity:
       Common stock, $0.01 par value,
            20,000,000 shares authorized
            7,519,430 issued and outstanding                               75                         75
       Additional paid-in capital                                         625                        625
       Accumulated deficit                                               (417)                      (187)
                                                                     --------                    -------
              Total shareholders' equity                                  283                        513
                                                                     --------                    -------
                                                                       $1,958                     $1,895
                                                                     ========                    =======





                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF OPERATIONS
   For the six and three months ended February 29, 2000 and February 28, 1999
                                  (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                Six Months Ended            Three Months Ended

                                                            February 29    February 28    February 29  February 28
                                                                   2000           1999           2000          1999
                                                            -----------    -----------    -----------  ------------
REVENUES
Rental and other income                                         $10,037         $9,908         $5,033        $4,970
Interest income                                                       7              8              3             4
                                                                -------         ------         ------        ------
                                                                 10,044          9,916          5,036         4,974
EXPENSES
  Master lease rent expense                                       3,786          3,728          1,901         1,870
  Dietary and food service salaries, wages and expenses           1,869          1,806            945           902
  Administrative salaries, wages and expenses                       767            670            382           345
  Marketing salaries, wages and expenses                            482            456            253           231
  Utilities                                                         414            413            213           207
  Repairs and maintenance                                           334            351            171           178
  Real estate taxes                                                 422            413            214           203
  Property management fees                                          547            537            271           277
  Other property operating expenses                                 760            751            379           369
  General and administrative                                        186            142             99            69
  Directors compensation                                             31             27             16            14
  Professional fees                                                 194            175            137            60
  Depreciation expense                                              482            206            223           109
                                                                -------         ------         ------        ------
                                                                 10,274          9,675          5,204         4,834
                                                                -------         ------         ------        ------

Income (loss)  before taxes                                        (230)           241           (168)          140

Income tax expense (benefit):
Current                                                               -              -              -             -
Deferred                                                              -             96              -            54
                                                                -------         ------         ------        ------
                                                                      -             96              -            54
                                                                -------         ------         ------        ------
NET (LOSS) INCOME                                               $  (230)         $  145        $ (168)        $  86
                                                                =======         =======        ======        ======

Basic (loss) earnings per share of common stock                 $( 0.03)         $ 0.02        $(0.03)        $0.01
                                                                =======         =======        ======        ======


The above (loss) earnings per share of common stock is based upon the 7,519,430 shares outstanding for each period.

                             See accompanying notes.

                             ILM I LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
    For six months ended February 29, 2000 and February 28, 1999 (Unaudited)
                  (Dollars in thousands, except per share data)

                                               Common Stock
                                              $.01 Par Value            Additional        Retained
                                          ----------------------         Paid-In         Earnings
                                          Shares          Amount         Capital         (Deficit)         Total
                                          ------          ------        ----------       ---------         -----
Balance at August 31, 1998               7,519,430         $ 75            $625           $(307)           $ 393

Net income                                       -            -               -             145              145
                                         ---------         ----            ----           -----            ------

Balance at February 28, 1999             7,519,430         $ 75            $625           $(162)           $ 538
                                         =========         ====            ====           =====            =====

Balance at August 31, 1999               7,519,430         $ 75            $625           $(187)           $ 513

Net loss                                         -            -               -            (230)            (230)
                                         ---------         ----            ----           -----            ------

Balance at February 29, 2000             7,519,430         $ 75            $625           $(417)           $ 283
                                         =========         ====            ====           =====            =====



                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
  For the six months ended February 29, 2000 and February 28, 1999 (Unaudited)
                             (Dollars in thousands)

                                                                                          Six Months Ended

                                                                                      February 29,    February 28,
                                                                                          2000            1999
                                                                                          ----            ----
Cash flows from operating activities:
   Net (loss) income                                                                     $ (230)         $ 145
   Adjustments to reconcile net (loss) income to
     net cash provided by (used in) operating activities:
        Depreciation expense                                                                482            206
        Deferred tax expense (benefit), net                                                   -             96
        Changes in assets and liabilities:
             Accounts receivable, net                                                      (173)           (25)
             Tax refund receivable                                                            -            139
             Prepaid expenses and other assets                                              (51)            38
             Accounts payable and accrued expenses                                          193           (264)
             Accounts payable - related party                                                21            (47)
             Termination fee payable                                                          -           (975)
             Real estate taxes payable                                                       90            172
             Deferred rent payable                                                          (12)           (18)
             Security deposits                                                                1             (1)
                                                                                         ------         ------
                         Net cash provided by (used in) operating activities                321           (534)
                                                                                         ------         ------

Cash flows from investing activities:

            Additions to operating investment properties                                   (152)          (112)
                                                                                         ------         ------
                         Net cash used in investing activities                             (152)          (112)
                                                                                         ------

Net increase (decrease) in cash and cash equivalents                                        169           (646)

Cash and cash equivalents, beginning of period                                            1,066          1,897
                                                                                         ------         ------

Cash and cash equivalents, end of period                                                 $1,235         $1,251
                                                                                         ======         ======


SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for state income taxes                                       $    1         $    4
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

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 29, 2000, and revenues and expenses for each of six- and three-month periods ended February 29, 2000 and 1999. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the six- and three-month periods ended February 29, 2000, are not necessarily indicative of the results to be expected for the year ending August 31, 2000.

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

    AGREEMENT AND PLAN OF MERGER WITH CAPITAL SENIOR LIVING CORPORATION

         On February 7, 1999, ILM I entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000. In connection with the merger, ILM I has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

1.  GENERAL  (CONTINUED)

    As noted above, the Facilities Lease Agreement was extended on a month-to-month basis as of December 31, 1999, beyond its original expiration date of December 31, 1999. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger. As a result of the proposed merger, it is currently expected that the Company would have minimal residual value after settlement of expenses and other costs.

2.   THE FACILITIES LEASE AGREEMENT

         ILM Holding (the "Lessor") leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease was extended on a month-to-month basis as of December 31, 1999, beyond its original expiration date of December 31, 1999. Accordingly, it is terminable upon 30 days' notice to the Company. As noted above, ILM I has entered into an agreement and plan of merger with Capital Senior Living Corporation and certain affiliates of Capital, and has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. The lease is accounted for as an operating lease in the Company's financial statements.

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

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

2.       THE FACILITIES LEASE AGREEMENT (CONTINUED)

         Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $6,364,800. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000 Variable rent was $615,000 and $313,000 for the six-and three-month periods ended February 29, 2000, respectively, compared to $564,000 and $288,000 for the six- and three- month periods ended February 28, 1999, respectively.

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

3.   RELATED PARTY TRANSACTIONS

         The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. The Management Agreement is co-terminous with the Facilities Lease Agreement. Because the Facilities Lease Agreement was extended beyond December 31, 1999 on a month-to-month basis, the scheduled expiration date of the Management Agreement has been extended on a month-to-month basis as well, but not beyond July 29, 2001. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the "net cash flow" of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs. ILM I has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the six- and three-month periods ended February 29, 2000, Capital earned property management fees from the Company of $547,000 and $271,000, respectively, compared to $537,000 and $277,000 for the six- and three-month periods ended February 28, 1999, respectively.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

3.    RELATED PARTY TRANSACTIONS (CONTINUED)

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding would also reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc For the six- and three-month periods ended February 29, 2000 and February 28, 1999, Capital Senior Development, Inc. earned no fees from the Company for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary, President and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the six- and three-month periods ended February 29, 2000 Greenberg Traurig earned fees from the Company of $20,000 and $6,000, respectively. For the six- and three-month periods ended February 28, 1999, Greenberg Traurig earned fees from the Company of $21,000 and $19,000, respectively.

         Accounts payable - related party at February 29, 2000 includes $313,000 for variable rent payable to ILM Holding and $18,000 for accrued legal fees due to Greenberg Traurig, Counsel to the Company and its affiliates and a related party, as described above. Accounts payable - related party at August 31, 1999 includes $305,000 for variable rent payable to ILM Holding and $6,000 for accrued legal fees due to Greenberg Traurig, Counsel to the Company and its affiliates and a related party.

4.  LEGAL PROCEEDINGS AND CONTINGENCIES

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

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts Payable and Accrued Expenses at February 29, 2000, includes the following:

                    Accounts Payable                                   $     722
                    Accrued Expenses                                         333
                                                                       ---------

                                   Total                               $   1,055
                                                                       =========

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM Holding decide that any of the Senior Housing Facilities should be expanded, the Facilities Lease Agreement between the Company and ILM Holding would be amended to include such expansion. The Facilities Lease Agreement, which expired on December 31, 1999, has been extended on a month-to-month basis. Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $6,364,800. The Company also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent was $615,000 and $313,000 for the six- and three-month periods ended February 29, 2000, respectively, compared to $564,000 and $288,000 for the six- and three-month periods ended February 28, 1999, respectively.

AGREEMENT AND PLAN OF MERGER WITH CAPITAL SENIOR LIVING CORPORATION

    On February 7, 1999, ILM I entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000. In connection with the merger, ILM I has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger. As a result of the proposed merger, it is currently expected that the Company would have minimal residual value after settlement of expenses and other costs.

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the eight properties in which the Company has invested averaged 90% and 95% for the three-month periods ended February 29, 2000 and February 28, 1999, respectively. Base rent payments of $6,364,800 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent. The Senior Housing Facilities are currently generating gross revenues, which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM Holding.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

    At February 29, 2000, the Company had cash and cash equivalents of $1,235,000 compared to $1,066,000 at August 31, 1999. Remaining amounts of cash will be used for the Company's working capital requirements. As noted above, under the terms of the Facilities Lease Agreement, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal years 1999, 1998 and 1997 or for the first and second quarters of fiscal year 2000. The Company may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flows from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

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

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 29, 2000 VERSUS SIX MONTHS ENDED FEBRUARY 28, 1999

REVENUES

    Total revenues were $10,044,000 for the six-month period ended February 29, 2000 compared to $9,916,000 for the same period of the prior year, representing an increase of $128,000, or 1.3%. This increase is the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

EXPENSES

      Total expenses were $10,274,000 for the six-month period ended February 29, 2000, compared to $9,675,000 for the same period in the prior year, representing an increase of $599,000, or 6.2%. This increase in expenses was primarily due to increases in Facilities Lease rent expense of $58,000 or 1.6%; general and administrative expenses of $44,000 or 31.0%; depreciation expense of $276,000 or 134.0%; administrative salaries, wages and expenses of $97,000 or 14.5%; professional fees of $19,000 or 10.9%; and dietary and food service salaries of $63,000 or 3.5% as well as minor increases and decreases in other accounts. The increase in Facilities Lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date. Pursuant to the terms of the Facilities Lease Agreement, such assets would revert to ILM Holding upon lease expiration or termination. The increase in professional fees is due to the earlier payment of audit fees as the Annual Report to Shareholders was completed more timely in comparison to the prior year.

INCOME TAX EXPENSE

    Income tax expense decreased overall by $96,000 or 100% as compared to the same period in the prior year, as a result of a loss before taxes of $230,000 representing a $471,000 or 204.8% decrease in income before taxes.

NET INCOME

    Primarily as a result of the factors noted above, net income decreased $375,000 or 258.6%, from net income of $145,000 for the six months ended February 28, 1999 compared to net loss of $230,000 for the six months ended February 29, 2000.


THREE MONTHS ENDED FEBRUARY 29, 2000 VERSUS THREE MONTHS ENDED FEBRUARY 28, 1999

REVENUES

    Total revenues were $5,036,000 for the quarter ended February 29, 2000 compared to $4,974,000 for the same period of the prior year, representing an increase of $62,000, or 1.2%. This increase is the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (CONTINUED)

EXPENSES

      Total expenses were $5,204,000 for the quarter ended February 29, 2000 compared to $4,834,000 for the same period in the prior year, representing an increase of $370,000, or 7.7%. This increase in expenses was primarily due to increases in Facilities Lease rent expense of $31,000 or 1.7%; general and administrative expenses of $30,000 or 43.5%; depreciation expense of $77,000 or 128.3%; administrative salaries, wages and expenses of $37,000 or 10.7%; and dietary and food service salaries of $43,000 or 4.8%. The increase in Facilities Lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM Holding.

INCOME TAX EXPENSE

    Income tax expense decreased overall by $54,000 or 100.0% as compared to the same period in the prior year, as a result of a decrease in income before taxes of $308,000 or 220.0%.

NET INCOME

    Primarily as a result of the factors noted above, net income decreased $254,000 or 295.3% from net income of $86,000 for the quarter ended February 28, 1999 to net loss of $168,000 for the quarter ended February 29, 2000.

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

                                    BY:  ILM I LEASE CORPORATION

                                    By: /s/ Jeffry R. Dwyer
                                        --------------------------------
                                        Jeffry R. Dwyer
                                        President

Dated: April 14, 2000
       -----------------