Form 10-Q
period 2000-05-31
ILM I LEASE CORP
filed 2000-07-17
CIK 932091

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

                     FOR QUARTERLY PERIOD ENDED MAY 31, 2000
                                                ------------

                                       OR

      __     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-25878

                             ILM I LEASE CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

         VIRGINIA                                              04-3248637
         --------                                              ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

1750 TYSONS BOULEVARD, SUITE 1200, TYSONS CORNER, VA             22102
----------------------------------------------------             -----
   (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:          (888) 257-3550
                                                           ------------------

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
Yes X     No
   ---      ---
Shares of common stock outstanding as of May 31, 2000: 7,519,430.

Current Report on Form 8-K
of Registrant Dated June 7, 2000
================================================================================

                             ILM I LEASE CORPORATION

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
Part I. Financial Information

        Item 1.  Financial Statements

                 Balance Sheets

                 May 31, 2000 (Unaudited) and August 31, 1999.................................................4

                 Statements of Operations

                 For the nine months and three months ended May 31, 2000

                      and 1999 (Unaudited)....................................................................5

                 Statements of Changes in Shareholders' Equity

                 For the nine months ended May 31, 2000 and 1999 (Unaudited)..................................6

                 Statements of Cash Flows

                 For the nine months ended May 31, 2000 and 1999 (Unaudited)..................................7

                 Notes to Financial Statements (Unaudited)..................................................8-12

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

Signatures....................................................................................................19


                             ILM I LEASE CORPORATION

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (see next page)

                             ILM I LEASE CORPORATION

                                 BALANCE SHEETS

                  May 31, 2000 (Unaudited) and August 31, 1999
                  (Dollars in thousands, except per share data)

                                     ASSETS


                                                       MAY 31, 2000    AUGUST 31, 1999
                                                       ------------    ---------------
Cash and cash equivalents                                    $ 1,632    $ 1,066
Accounts receivable, net                                         245        102
Tax refund receivable                                              1          1
Prepaid expenses and other assets                                266        278
                                                             -------    -------
              Total current assets                             2,144      1,447

Furniture, fixtures and equipment                              1,548      1,299
Less:  accumulated depreciation                               (1,522)      (943)
                                                             -------    -------
                                                                  26        356

Deferred tax asset, net                                           92         92
                                                             -------    -------
                                                             $ 2,262    $ 1,895
                                                             =======    =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                        $ 1,051    $   862
Real estate taxes payable                                        489        190
Accounts payable - related party                                 318        311
Security deposits                                                  8          7
                                                             -------    -------
               Total current liabilities                       1,866      1,370

Deferred rent payable                                           --           12
                                                             -------    -------
               Total liabilities                               1,866      1,382

Contingencies

Shareholders' equity:
       Common stock, $0.01 par value,
            20,000,000 shares authorized
            7,519,430 issued and outstanding                      75         75
       Additional paid-in capital                                625        625
       Accumulated deficit                                      (304)      (187)
                                                             -------    -------
              Total shareholders' equity                         396        513
                                                             -------    -------
                                                             $ 2,262    $ 1,895
                                                             =======    =======


                            See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF OPERATIONS
      For the nine and three months ended May 31, 2000 and 1999 (Unaudited)
                  (Dollars in thousands, except per share data)


                                                            NINE MONTHS ENDED    THREE MONTHS ENDED
                                                                 MAY 31                MAY 31
                                                         ---------------------  --------------------
                                                          2000         1999       2000       1999
                                                          ----         ----       ----       ----
REVENUES
  Rental and other income                                 $ 15,069    $ 14,895   $  5,033    $  4,987
  Interest income                                               12          12          5           4
                                                          --------    --------   --------    --------
                                                            15,081      14,907      5,038       4,991
EXPENSES
  Master lease rent expense                                  5,690       5,605      1,905       1,877
  Dietary and food service salaries, wages and expenses      2,799       2,743        930         937
  Administrative salaries, wages and expenses                1,195       1,042        428         372
  Marketing salaries, wages and expenses                       720         682        238         225
  Utilities                                                    612         607        198         194
  Repairs and maintenance                                      511         520        178         169
  Real estate taxes                                            632         623        210         210
  Property management fees                                     776         778        230         241
  Other property operating expenses                          1,145       1,131        385         380
  General and administrative                                   262         228         75          87
  Directors compensation                                        46          39         14          12
  Professional fees                                            231         291         37         116
  Depreciation expense                                         579         320         97         114
                                                          --------    --------   --------    --------
                                                            15,198      14,609      4,925       4,934
                                                          --------    --------   --------    --------

Income (loss) before taxes                                    (117)        298        113          57

Income tax expense (benefit):
  Current                                                       --          --         --          --
  Deferred                                                      --         120         --          24
                                                          --------    --------   --------    --------
                                                                --         120         --          24
                                                          --------    --------   --------    --------

NET (LOSS) INCOME                                         $   (117)   $    178   $    113    $     33
                                                          ========    ========   ========    ========

Basic (loss) earnings per share of common stock           $  (0.02)   $   0.02   $  (0.02)   $   0.00
                                                          ========    ========   ========    ========


The above (loss) earnings per share of common stock is based upon the 7,519,430 shares outstanding for each period.

                             See accompanying notes.

                             ILM I LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             For nine months ended May 31, 2000 and 1999 (Unaudited)
                  (Dollars in thousands, except per share data)


                                 COMMON STOCK
                                $.01 PAR VALUE      ADDITIONAL    RETAINED
                            ----------------------    PAID-IN     EARNINGS
                               SHARES      AMOUNT     CAPITAL     (DEFICIT)     TOTAL
                             ---------   ---------   ---------  -----------   ---------
Balance at August 31, 1998   7,519,430   $      75   $     625   $    (307)   $     393

Net income                          --          --          --         178          178
                             ---------   ---------   ---------   ---------    ---------

Balance at May 31, 1999      7,519,430   $      75   $     625   $    (129)   $     571
                             =========   =========   =========   =========    =========

Balance at August 31, 1999   7,519,430   $      75   $     625   $    (187)   $     513

Net loss                            --          --          --        (117)        (117)
                             ---------   ---------   ---------   ---------    ---------

Balance at May 31, 2000      7,519,430   $      75   $     625   $    (304)   $     396
                             =========   =========   =========   =========    =========


                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 2000 and 1999 (Unaudited)
                             (Dollars in thousands)


                                                                                NINE MONTHS ENDED
                                                                                     MAY 31
                                                                              --------------------
                                                                                 2000       1999
                                                                                 ----       ----
Cash flows from operating activities:
   Net (loss) income                                                           $  (117)   $   178
   Adjustments to reconcile net (loss) income to
     net cash provided by (used in) operating activities:
        Depreciation expense                                                       579        320
        Deferred tax expense (benefit), net                                         --        120
        Changes in assets and liabilities:
             Accounts receivable, net                                             (143)       (74)
             Tax refund receivable                                                  --        144
             Prepaid expenses and other assets                                      12         (7)
             Accounts payable and accrued expenses                                 189       (222)
             Accounts payable - related party                                        7        (41)
             Termination fee payable                                                --       (975)
             Real estate taxes payable                                             299        143
             Deferred rent payable                                                 (12)       (27)
             Security deposits                                                       1         (1)
                                                                               -------    -------
                         Net cash provided by (used in) operating activities       815       (442)
                                                                               -------    -------

Cash flows from investing activities:

            Additions to operating investment properties                          (249)      (198)
                                                                               -------    -------
                         Net cash used in investing activities                    (249)      (198)
                                                                               -------    -------

Net increase (decrease) in cash and cash equivalents                               566       (640)

Cash and cash equivalents, beginning of period                                   1,066      1,897
                                                                               -------    -------

Cash and cash equivalents, end of period                                       $ 1,632    $ 1,257
                                                                               =======    =======

SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for state income taxes                             $    13    $     4
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

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 2000, and revenues and expenses for each of the nine- and three-month periods ended May 31, 2000 and 1999. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the nine- and three-month periods ended May 31, 2000, are not necessarily indicative of the results to be expected for the year ending August 31, 2000.

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

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

1.  GENERAL  (CONTINUED)

     AGREEMENT AND PLAN OF MERGER WITH CAPITAL SENIOR LIVING CORPORATION

     On February 7, 1999, ILM I entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation ("CSLC"), the corporate parent of Capital, and certain affiliates of Capital. On April 18, 2000, ILM I entered into a First Amendment to the Amended and Restated Agreement and Plan of Merger dated October 19, 1999.

     At a special meeting of Shareholders on June 22, 2000, holders of more than two-thirds of the outstanding shares of ILM's common stock voted in favor of approval of the proposed Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000. Subject to the satisfaction of certain conditions, consummation of the merger is expected to occur on or about July 31, 2000. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000.

     The Facilities Lease Agreement was extended on a month-to-month basis as of December 31, 1999, beyond its original expiration date of December 31, 1999, and may be terminated at the election of ILM Holding upon sale of ILM Holding's senior living communities to a non-affiliated third party.

     In connection with the merger, on June 2, 2000, the Company received notice from ILM Holding indicating that the Facilities Lease Agreement would terminate on the date of consummation of the pending merger of ILM I and Capital. Subject to the satisfaction of certain conditions and the receipt of requisite approvals, consummation of the merger is expected to occur on or about July 31, 2000. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

     If the merger is consummated, the Company's operations would not be expected to continue beyond the termination of the Facilities Lease Agreement. Additionally, upon such termination, it is currently expected that the Company would have nominal value after payment of expenses and other costs, and the Board accordingly would review the Company's status and continued existence. The Company plans to adopt a liquidation basis of accounting if the Facilities Lease Agreement is terminated. At present, it is expected that liquidation would be completed by the end of Calendar Year 2000. If the merger is not consummated, it is anticipated that the Facilities Lease Agreement will remain in full force and effect pursuant to its terms.

2.   THE FACILITIES LEASE AGREEMENT

         ILM Holding (the "Lessor") leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease was extended on a month-to-month basis as of December 31, 1999, beyond its original expiration date of December 31, 1999. Accordingly, it is terminable upon 30 days' notice to the Company. As noted above, ILM I has entered into an agreement and plan of merger with Capital Senior Living Corporation and certain affiliates of Capital, and has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement on the date of consummation of the pending merger of ILM I and Capital. The lease is accounted for as an operating lease in the Company's financial statements.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

2.       THE FACILITIES LEASE AGREEMENT (CONTINUED)

      Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM Holding are summarized as follows:


                                                                                 YEAR
                                                                               FACILITY    RENTABLE      RESIDENT
         NAME                                         LOCATION                   BUILT     UNITS (2)   CAPACITIES (2)
         ----                                         --------                 --------    ---------   --------------
         Independence Village of East Lansing         East Lansing, MI           1989         161           162
         Independence Village of Winston-Salem        Winston-Salem, NC          1989         159           161
         Independence Village of Raleigh              Raleigh, NC                1991         164           205
         Independence Village of Peoria               Peoria, IL                 1990         166           183
         Crown Point Apartments                       Omaha, NE                  1984         135           163
         Sedgwick Plaza Apartments                    Wichita, KS                1984         150           170
         West Shores                                  Hot Springs, AR            1986         136           166
         Villa Santa Barbara (1)                      Santa Barbara, CA          1979         125           125


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

         Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $6,364,800. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent was $929,000 and $313,000 for the nine- and three-month periods ended May 31, 2000, respectively, compared to $859,000 and $295,000 for the nine- and three- month periods ended May 31, 1999, respectively.

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

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

3.   RELATED PARTY TRANSACTIONS

         The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. The Management Agreement is co-terminous with the Facilities Lease Agreement. Because the Facilities Lease Agreement was extended beyond December 31, 1999 on a month-to-month basis, the scheduled expiration date of the Management Agreement has been extended on a month-to-month basis as well, but not beyond July 29, 2001. In connection with the Agreement and Plan of Merger discussed in Note 1, the Management Agreement with Capital will be terminated upon consummation of the merger. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the "net cash flow" of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs. ILM I has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the nine- and three-month periods ended May 31, 2000, Capital earned property management fees from the Company of $776,000 and $230,000, respectively, compared to $778,000 and $241,000 for the nine- and three-month periods ended May 31, 1999, respectively.

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding would also reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the nine- and three-month periods ended May 31, 2000 and 1999, Capital Senior Development, Inc. earned no fees from the Company for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary, President and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the nine- and three-month periods ended May 31, 2000 Greenberg Traurig earned fees from the Company of $22,000 and $2,000, respectively. For the nine- and three-month periods ended May 31, 1999, Greenberg Traurig earned fees from the Company of $32,000 and $0, respectively.

         Accounts payable - related party at May 31, 2000 includes $313,000 for variable rent payable to ILM Holding; $4,000 in minor reimbursements due to related parties and $1,000 for accrued legal fees due to Greenberg Traurig, Counsel to the Company and a related party. Accounts payable - related party at August 31, 1999 includes $305,000 for variable rent payable to ILM Holding and $6,000 for accrued legal fees due to Greenberg Traurig, Counsel to the Company and its affiliates and a related party.

4.  LEGAL PROCEEDINGS AND CONTINGENCIES

         The Company has pending claims incurred in the normal course of business which, in the opinion of the Company's Board of Directors, will not have a material effect on the financial statements of the Company.

                             ILM I LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

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

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts Payable and Accrued Expenses at May 31, 2000, includes the following:


        Accounts Payable                    $  714
        Accrued Expenses                       337
                                            ------
                Total                       $1,051
                                            ======


7.       SUBSEQUENT EVENT

     On June 2, 2000, ILM I caused Holding I to notify the Company that the Facilities Lease Agreement would terminate on the date of consummation of the pending merger of the Company with CSLC. Subject to the satisfaction of certain conditions and the receipt of requisite approvals, consummation of the merger is expected to occur on or about July 30, 2000. If the merger is not consummated, it is anticipated that the Facilities Lease Agreement will remain in full force and effect pursuant to its terms.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM Holding decide that any of the Senior Housing Facilities should be expanded, the Facilities Lease Agreement between the Company and ILM Holding would be amended to include such expansion. The Facilities Lease Agreement, which expired on December 31, 1999, has been extended on a month-to-month basis. Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $6,364,800. The Company also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent was $929,000 and $313,000 for the nine- and three-month periods ended May 31, 2000, respectively, compared to $859,000 and $295,000 for the nine- and three-month periods ended May 31, 1999, respectively.

AGREEMENT AND PLAN OF MERGER WITH CAPITAL SENIOR LIVING CORPORATION

     On February 7, 1999, ILM I entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation ("CSLC"), the corporate parent of Capital, and certain affiliates of Capital. On April 18, 2000, ILM I entered into a First Amendment to the Amended and Restated Agreement and Plan of Merger dated October 19, 1999.

     At a special meeting of Shareholders on June 22, 2000, holders of more than two-thirds of the outstanding shares of ILM's common stock voted in favor of approval of the proposed Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000. Subject to the satisfaction of certain conditions, consummation of the merger is expected to occur on or about July 31, 2000. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000.

     The Facilities Lease Agreement was extended on a month-to-month basis as of December 31, 1999, beyond its original expiration date of December 31, 1999, and may be terminated at the election of ILM Holding upon sale of ILM Holding's senior living communities to a non-affiliated third party.

     In connection with the merger, on June 2, 2000, the Company received notice from ILM Holding indicating that the Facilities Lease Agreement would terminate on the date of consummation of the pending merger of ILM I and Capital. Subject to the satisfaction of certain conditions and the receipt of requisite approvals, consummation of the merger is expected to occur on or about July 31, 2000. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

     If the merger is consummated, the Company's operations would not be expected to continue beyond the termination of the Facilities Lease Agreement. Additionally, upon such termination, it is currently expected that the Company would have nominal value after payment of expenses and other costs, and the Board accordingly would review the Company's status and continued existence. The Company plans to adopt a liquidation basis of accounting if the Facilities Lease Agreement is terminated. At present, it is expected that liquidation would be completed by the end of Calendar Year 2000. If the merger is not consummated, it is anticipated that the Facilities Lease Agreement will remain in full force and effect pursuant to its terms.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the eight properties in which the Company has invested averaged 91% and 93% for the three-month periods ended May 31, 2000 and May 31, 1999, respectively. Base rent payments of $6,364,800 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent. The Senior Housing Facilities are currently generating gross revenues, which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM Holding.

    At May 31, 2000, the Company had cash and cash equivalents of $1,632,000 compared to $1,066,000 at August 31, 1999. Remaining amounts of cash will be used for the Company's working capital requirements. As noted above, under the terms of the Facilities Lease Agreement, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal years 1999, 1998 and 1997 or for the first three quarters of fiscal year 2000. The Company may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flows from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 31, 2000 VERSUS NINE MONTHS ENDED MAY 31, 1999

REVENUES
    Total revenues were $15,081,000 for the nine-month period ended May 31, 2000 compared to $14,907,000 for the same period of the prior year, representing an increase of $174,000, or 1.2%. This increase is the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

EXPENSES
      Total expenses were $15,198,000 for the nine-month period ended May 31, 2000, compared to $14,609,000 for the same period in the prior year, representing an increase of $589,000, or 4.0%. This increase in expenses was primarily due to increases in Facilities Lease rent expense of $85,000 or 1.5%; general and administrative expenses of $34,000 or 14.9%; depreciation expense of $259,000 or 80.9%; administrative salaries, wages and expenses of $153,000 or 14.7%; and dietary and food service salaries of $56,000 or 2.0%. These increases were offset by a decrease in professional fees of $60,000 or 20.6%; along with minor increases and decreases in other accounts. The increase in Facilities Lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date. Pursuant to the terms of the Facilities Lease Agreement, such assets would revert to ILM Holding upon lease expiration or termination.

INCOME TAX EXPENSE
      Income tax expense decreased overall by $120,000 or 100% as compared to the same period in the prior year, as a result of a loss before taxes of $117,000 representing a $415,000 or 139.3% decrease in income before taxes.

NET INCOME
      Primarily as a result of the factors noted above, net income decreased $295,000 or 165.7%, from net income of $178,000 for the nine months ended May 31, 1999 compared to net loss of $117,000 for the nine months ended
May 31, 2000.

THREE MONTHS ENDED MAY 31, 2000 VERSUS THREE MONTHS ENDED MAY 31, 1999

REVENUES
    Total revenues were $5,038,000 for the quarter ended May 31, 2000 compared to $4,991,000 for the same period of the prior year, representing an increase of $47,000, or 0.9%. This increase is the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (CONTINUED)

EXPENSES
      Total expenses were $4,925,000 for the quarter ended May 31, 2000 compared to $4,934,000 for the same period in the prior year, representing a decrease of $9,000, or 0.2%. This decrease in expenses was primarily due to a $79,000 or 68.1% decrease in professional fees; and a decrease in depreciation expense of $17,000 or 14.9%. These decreases were offset by increases in Facilities Lease rent expense of $28,000 or 1.5%; administrative salaries, wages and expenses of $56,000 or 15.1%; and minor increases and decreases in certain other accounts. The increase in Facilities Lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The decrease in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM Holding.

INCOME TAX EXPENSE
    Income tax expense decreased overall by $24,000 or 100.0% as compared to the same period in the prior year.

NET INCOME
    Primarily as a result of the factors noted above, net income increased $80,000 before taxes.

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

                            PART II-OTHER INFORMATION

ITEM 1.  THROUGH 5.        NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:         27.  Financial Data Schedule

(b)      Reports on Form 8-K:

              The Company filed a Current Report on Form 8-K dated June 7, 2000, reporting the impending termination of the Facilities Lease Agreement between the Company and ILM I and its effect on the Company's value and continued existence.

                             ILM I LEASE CORPORATION

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BY:  ILM I LEASE CORPORATION


                                    By:  /S/ JEFFRY R. DWYER
                                       ------------------------------
                                         Jeffry R. Dwyer
                                         President

Dated:  JULY 14,  2000
      ----------------