Form 10-K
period 2000-08-31
ILM I LEASE CORP
filed 2000-12-15
CIK 932091

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----                         SECURITIES EXCHANGE ACT OF 1934


                     FOR FISCAL YEAR ENDED: AUGUST 31, 2000
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                 For the transition period from _____ to _____.

                         Commission File Number: 0-25878

                             ILM I LEASE CORPORATION
             (Exact name of registrant as specified in its charter)


       VIRGINIA                                                                                      04-3248637
-----------------------                                                                           ----------------
(State of organization)                                                                           (I.R.S. Employer
                                                                                                 Identification No.)


1750 Tysons Boulevard, Suite 1200, McLean, VA                                                           22102
-------------------------------------------------------------------------------------------------------------------
(Address of principal executive office)                                                              (Zip Code)

Registrant's telephone number, including area code:                                                 888-257-3550
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.              Yes X      No __

Shares of common stock outstanding as of August 31, 2000: 7,519,430. The aggregate sales price of the shares sold was $700,000. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                    DOCUMENTS                                                           FORM 10-K REFERENCE
--------------------------------------------------------------                          -------------------
Registration Statement on Form 10 of registrant                                         Part III, Part IV
dated July 20, 1995, as supplemented [33 Act filing #33-27653]

Current Report on Form 8-K
of registrant dated June 7, 2000

===============================================================================

                             ILM I LEASE CORPORATION

                                 2000 FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                                                           PAGE

Item     1                   Business.............................................................................I-1

Item     2                   Properties...........................................................................I-5

Item     3                   Legal Proceedings....................................................................I-5

Item     4                   Submission of Matters to a Vote of Security Holders..................................I-6


PART II

Item     5                   Market for the Registrant's Shares and Related
                             Stockholder Matters.................................................................II-1

Item     6                   Selected Financial Data.............................................................II-2

Item     7                   Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations.......................................................II-3

Item     8                   Financial Statements and Supplementary Data.........................................II-7

Item     9                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................II-7


PART III

Item     10                  Directors and Executive Officers of the Registrant.................................III-1

Item     11                  Executive Compensation.............................................................III-2

Item     12                  Security Ownership of Certain Beneficial Owners and Management.....................III-3

Item     13                  Certain Relationships and Related Transactions.....................................III-3


PART IV

Item     14                  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................IV-1

Signatures.......................................................................................................IV-2

Index to Exhibits................................................................................................IV-3

Financial Statements and Supplementary Data....................................................................F1-F16

                             ILM I LEASE CORPORATION

                                     PART I

ITEM 1. BUSINESS

         ILM I Lease Corporation (the "Company") was incorporated on September 12, 1994, under the laws of the State of Virginia by ILM Senior Living, Inc., a Virginia finite-life corporation ("ILM I"), formerly PaineWebber Independent Living Mortgage Fund, Inc., to operate eight rental housing projects that provide independent living and assisted living services for senior citizens (the "Senior Housing Facilities") under the terms of a facilities lease agreement dated September 1, 1995 (the "Facilities Lease Agreement"), between the Company, as lessee, and ILM Holding, Inc. ("ILM Holding"), as lessor, and a direct subsidiary of ILM I. The Company's sole business was the operation of the Senior Housing Facilities. On August 15, 2000, the Facilities Lease Agreement was terminated, and the Company's sole business ceased.

       ILM I contributed $700,000 to the Company in return for all of the issued and outstanding shares of the Company's common stock. ILM I had originally made mortgage loans secured by the Senior Housing Facilities to Angeles Housing Concepts, Inc. ("AHC") between June 1989 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain then majority-owned, indirect subsidiaries of ILM I, subject to the mortgage loans. Subsequently, these property-owning subsidiaries of ILM I were merged into ILM Holding. As part of the fiscal 1994 settlement agreement with AHC (the "Settlement Agreement"), ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement which was assigned to the Company as of September 1, 1995. As discussed further in Item 7, the management agreement with AHC was terminated in July 1996. ILM I is a public company subject to the reporting obligations of the Securities and Exchange Commission.

       ILM I had elected to qualify and be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM I's annual gross income must be Qualified Rental Income as defined by the Code. The rent paid by the residents of the Senior Housing Facilities likely would not be deemed to be Qualified Rental Income because of the extent of services provided to residents. Consequently, the operation of the Senior Housing Facilities by ILM I or its subsidiaries over an extended period of time could adversely affect ILM I's status as a REIT. Therefore, ILM I formed the Company to operate the Senior Housing Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM I common stock on September 1, 1995. Because the Company, which is taxed as a so-called "C" corporation, is no longer a subsidiary of ILM I, it can receive service-related income without endangering the REIT status of ILM I.

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

     ILM Holding (the "Lessor"), a then majority-owned subsidiary of ILM I, leased the Senior Housing Facilities to the Company (the "Lessee"), pursuant to a Facilities Lease Agreement. Such lease was extended on a month-to-month basis on November 16, 1999 beyond its original expiration date of December 31, 1999. The lease was accounted for as an operating lease in the Company's financial statements through August 31, 2000. ILM I completed the merger with Capital Senior Living Corporation ("CSLC") on August 15, 2000, and caused ILM Holding to cancel and terminate the Facilities Lease Agreement effective August 15, 2000.

     Since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside its previous relationship with ILM I, on November 8, 2000, the Company's Board of Directors voted to pursue a plan of liquidation. As a result, the Company changed its basis of accounting as of August 31, 2000, from the going-concern basis to the liquidation basis.

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

       Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $6,364,800. The facilities lease was a "triple-net" lease whereby the Lessee paid all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, was responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. For the fiscal years ended August 31, 2000 and 1999, variable rent expense was $1,183,000 and $1,164,000, respectively.

                             ILM I LEASE CORPORATION

       Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM Holding prior to the Facilities Lease Agreement's termination on August 15, 2000 are summarized as follows:


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

(2) Until August 15, 2000, the Company operated Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation ("Lease II"). ILM II Senior Living, Inc. ("ILM II") sold its interest in Villa Santa Barbara on August 15, 2000 to CSLC. Accordingly, ILM II's interest in the Santa Barbara facility was transferred to CSLC on August 15, 2000.

(3) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

       The Senior Housing Facilities were subject to competition from similar properties in the vicinities in which they are located. The properties are located in areas with significant senior citizen populations and, as a result there are, and will likely continue to be, a variety of competing projects aimed at attracting senior residents. Such projects will generally compete on the basis of rental rates, services, amenities and location. The Company had no real estate investments located outside the United States. The Company's sole business was the operation of the Senior Housing Facilities. Therefore, presentation of information about industry segments is not applicable.

                             ILM I LEASE CORPORATION

       The Company's use of the properties was limited to use as Senior Housing Facilities. The Company had responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each Senior Housing Facility, and to use and maintain each Senior Housing Facility in compliance with all local board of health and other applicable governmental and insurance regulations. The Senior Housing Facilities located in Arkansas, California and Kansas were licensed by such states to provide assisted living services. In addition, various health and safety regulations and standards, which are enforced by state and local authorities, apply to the operation of all the Senior Housing Facilities. Violations of such health and safety standards could result in fines, penalties, closure of a Senior Housing Facility, or other sanctions.

       Through June 18, 1997 and subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber Lease Advisor, L.P. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Lease Advisor, L.P. and all affiliates of PaineWebber that provided services to the Company in the past. PaineWebber resigned from this position effective as of June 18, 1997, although PaineWebber agreed to perform certain administrative services for the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies, advisors and consultants including Greenberg Traurig, Fleet Bank, Ernst & Young LLP and MAVRICC Management Systems, Inc.

       There are currently three Directors of the Company. The Directors are subject to removal by the vote of the holders of a majority of the outstanding shares of the Company's common stock.

       The terms of transactions between the Company and PaineWebber and similar disclosures with respect to relationships of other related parties which provide services to the Company are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

        As discussed further in Item 7, on July 29, 1996, the Company terminated the property management agreement with AHC and retained Capital to be the property manager of the Senior Housing Facilities, and ILM I guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. As a result, through July 28, 1998, Capital was considered a related party (see Item 13). For the years ended August 31, 2000 and 1999, Capital earned property management fees from the Company of $955,000 and $1,008,000 respectively.

                             ILM I LEASE CORPORATION

ITEM 2.  PROPERTIES

       Until August 15, 2000, the Company had leased the eight operating properties referred to under Item 1 above, to which reference is made for the description, name and location of such properties.

          Average occupancy levels for each fiscal quarter during 2000, along with an average for the year, are presented below for each property:


                                                              Average Quarterly Occupancy
                                          --------------------------------------------------------------------
                                                                                                  Fiscal 2000
                                            11/30/99      2/29/00       5/31/00       8/31/00       Average
                                            --------      -------       -------       -------       -------

Independence Village
   of Winston-Salem                           92%           90%           87%           90%           90%

Independence Village
   of East Lansing                            80%           80%           87%           86%           83%

Independence Village of Raleigh               97%           97%           93%           89%           94%

Independence Village of Peoria                96%           99%           97%           96%           98%

Crown Pointe Apartments                       95%           91%           88%           88%           91%

Sedgwick Plaza Apartments                     80%           79%           79%           79%           79%

West Shores                                   96%           96%           96%           98%           97%

Villa Santa Barbara                           98%           98%           97%           96%           97%


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

       On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998 was a Director of the Company and President, Chief Executive Officer and Director of ILM I, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 2000. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. At August 31, 2000, the amount advanced to Capital by the Company and Lease II for Capital's California litigation costs totaled approximately $563,000.

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

       None.

                             ILM I LEASE CORPORATION

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES AND RELATED STOCKHOLDER MATTERS

       Prior to September 1, 1995, the Company was a wholly-owned subsidiary of ILM I. Pursuant to a reorganization and distribution agreement, ILM I capitalized the Company with $700,000, an amount estimated to provide the Company with necessary working capital. On September 1, 1995, Mavricc Management Systems, Inc., as the distribution agent, caused to be issued on the stock records of the Company the distributed common stock of the Company, in uncertificated form, to the holders of record of ILM I common stock at the close of business on July 14, 1995. One share of the Company's common stock was distributed for each outstanding share of ILM I common stock. No certificates or scrip representing fractional shares of the Company's common stock were issued to holders of ILM I common stock as part of the distribution. In lieu of receiving fractional shares, each holder of ILM I common stock who would otherwise have been entitled to receive a fractional share of the Company's common stock received a cash payment equivalent to $0.15 per share for such fractional interest. At August 31, 2000, there were 4,952 record holders of the Company's shares. The shares do not trade on an established exchange and the only market that has developed is a secondary market; therefore, little resale activity occurs. Although PaineWebber and others may endeavor to assist Shareholders desiring to sell their shares by attempting to match requests to sell shares with requests to purchase shares, such transfers are not expected to be frequent.

       The Company did not pay cash dividends in fiscal years 2000, 1999, and 1998. Because the Company is pursuing a plan of liquidation, it is not anticipated that cash dividends will be paid in the future.

       On August 15, 2000, ILM I completed the merger with CSLC and certain affiliates of Capital, and caused ILM Holding to cancel and terminate the Facilities Lease Agreement effective August 15, 2000. Since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its previous relationship with ILM I, subsequent to the fiscal year end, on November 8, 2000, the Company's Board of Directors voted to pursue a plan of liquidation. As a result, the Company changed its basis of accounting as of August 31, 2000, from the going-concern basis to the liquidation basis. It is currently expected that the Company will have nominal value after payment of its expenses.

                             ILM I LEASE CORPORATION

ITEM 6.  SELECTED FINANCIAL DATA

                             ILM I LEASE CORPORATION
                  (Dollars in thousands, except per share data)


                                                       For the year          For the year          For the year
                                                          ended                  ended                  ended
                                                     August 31, 2000        August 31, 1999        August 31, 1998
                                                   -------------------    --------------------    -------------------

Revenues                                                   $19,294                $19,923                 $19,294

(Loss) income before income taxes                             (539)                   393                    (435)

Income tax expense (benefit)                                    99                    273                     (54)
                                                          --------               --------                 -------

Net (loss) income                                          $  (634)               $   120                 $  (381)
                                                          ========               ========                 =======

Net (loss) income per share of common stock                $ (0.09)               $  0.01                 $ (0.05)
                                                          ========               ========                 =======

Total assets                                               $   664                $ 1,895                 $ 3,198
                                                          ========               ========                 =======

Shares outstanding                                       7,519,430              7,519,430               7,519,430

       The above selected financial data should be read in conjunction with the financial statements and related notes appearing in item 14 of this annual report.

                             ILM I LEASE CORPORATION


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

       The Company was formed in 1995 by ILM I, a publicly-held, non-traded REIT, for the purpose of operating eight Senior Housing Facilities under the terms of a Facilities Lease Agreement. ILM I contributed $700,000 in return for all of the issued and outstanding shares of the Company's common stock. ILM I had originally made mortgage loans secured by the Senior Housing Facilities to AHC between June 1989 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM I, subject to the mortgage loans. Subsequently, these property-owning subsidiaries of ILM I were merged into ILM Holding, which was then also a majority-owned subsidiary of ILM I. As part of the fiscal 1994 Settlement Agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement which was assigned to the Company as of September 1, 1995. As discussed further below, the management agreement with AHC was terminated in July 1996.

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

       Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $6,364,800. The facilities lease was a "triple-net" lease whereby the Company, as Lessee, paid all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, was responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. For the fiscal years ended August 31, 2000 and 1999, variable rent expense was $1,183,000 and $1,164,000, respectively.

         As noted above, the Company's Facilities Lease Agreement was terminated effective August 15, 2000 due to the merger of ILM I with CSLC. The Company also terminated the Management Agreement effective August 15, 2000. Accordingly, since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its previous relationship with ILM I, on November 8, 2000, the Company's

                             ILM I LEASE CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Board of Directors voted to pursue a plan of liquidation. As a result, the Company changed its basis of accounting as of August 31, 2000, from the going-concern basis to the liquidation basis. It is currently expected that the Company will have nominal value after payment of its expenses.

       On July 29, 1996, the Company terminated the management agreement with AHC covering eight Senior Housing Facilities leased by the Company (see "Item 3, Legal Proceedings") and retained Capital to be the manager of the Senior Housing Facilities. ILM I had guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served in various management capacities at CSLC, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. As a result, the Management Agreement with Capital was considered a related party transaction through July 28, 1998. Under the terms of the management agreement, Capital earned a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earned an incentive management fee equal to 25% of the amount by which net cash flow of the Senior Housing Facilities, as defined, exceeded a specified base amount. Each August 31, beginning on August 31, 1997, the base amount was increased based on the percentage increase in the consumer price index as well as 15% of facility expansion costs.

       On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998 was a Director of the Company and President, Chief Executive Officer and Director of ILM I, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 2000. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. At August 31, 2000, the amount advanced to Capital by the Company and Lease II for Capital's California litigation costs totaled approximately $563,000.

       Occupancy levels for the eight properties which the Company leased from ILM Holding through August 15, 2000 averaged 91% and 94% for the fiscal years ended August 31, 2000 and 1999, respectively. The Senior Housing Facilities generated sufficient net cash flow to cover the base rent payments of $6,364,800 per year since the inception of the Company's operations. As noted above, the Facilities Lease Agreement also provided for the payment of variable rent beginning in January 1997. The Senior Housing Facilities generated gross revenues in excess of the specified threshold in the variable rent calculation. Annualized operating income levels were sufficient to cover the Company's base and variable rent obligations to ILM Holding. In fiscal years ended August 31, 2000 and 1999, the Company had variable rent expense of $1,183,000 and $1,164,000, respectively.

        At August 31, 2000, the Company had cash and cash equivalents of $644,000 compared to $1,066,000 at August 31, 1999. The decrease of $422,000 is primarily attributable to the payment of property-level liabilities as a result of the termination of the Facilities Lease Agreement and investment in capital improvements to a lesser degree, offset by other cash flows provided by operating activities. Furthermore, the Company does not currently anticipate engaging in any borrowing activities. The Company did not pay cash dividends in fiscal years 2000, 1999 and 1998. Because the Company is pursuing a plan of liquidation, it is not anticipated that cash dividends will be paid in the future.

                             ILM I LEASE CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

       REVENUES. Total revenues were $19,294,000 for the year ended August 31, 2000 compared to $19,923,000 for the year ended August 31, 1999, representing a decrease of $629,000 or 3.2%. Rental and other income from the Company's senior housing operations decreased $632,000, or 3.2%, primarily as a result of a 50% decrease in rental income in the final month of the fiscal year as the properties were transferred to CSLC at completion of ILM I's merger on August 15, 2000. Interest income increased $3,000, or 18.8%, to $9,000 in fiscal year 2000, compared to $16,000 in fiscal year 1999, primarily due to an increase in cash and cash equivalents experienced throughout most of fiscal year 2000.

       EXPENSES. Total expenses were $19,833,000 in fiscal year 2000 compared to $19,530,000 in fiscal year 1999 representing an increase in expenses of $303,000 or 1.6%. Although overall expenses remained comparable between periods, depreciation expense increased $133,000, or 24.1%, due to recognition of changes in remaining useful lives for certain assets purchased in 1999 and prior to conform to the lease expiration date, as such assets are not subject to repurchase by ILM Holding. Administrative salaries, wages and expenses increased $121,000, or 8.5%, while general and administrative expenses increased $221,000, or 99.6% due mainly to a $103,000 or 118.4% increase in Director's & Officer's insurance and a $40,000 or 22.3% increase in insurance costs at the property level as well as minor increases in other general and administrative costs as well. Professional fees increased $109,000 or 39.9% due to increases in audit and financial service fees associated with the lease termination and change to a liquidation basis of accounting. These increases were offset by a $222,000 or 3.0% decrease in master lease rent expense due to termination of the Facilities Lease Agreement on August 15, 2000 as well as minor decreases in certain other expenses.

       INCOME TAX EXPENSE. Income tax expense decreased $174,000 or 63.7%, from benefit of $273,000 in fiscal 1999 to expense of $99,000 in fiscal 2000, after giving effect to the additional $298,000 increase in the valuation allowance in 2000 on the Company's deferred tax asset.

       NET INCOME (LOSS). Primarily as a result of the factors discussed above, net income decreased $754,000 or 628.4% from income of $120,000 in fiscal 1999 to net loss of $634,000 in fiscal 2000.

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

                             ILM I LEASE CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        INCOME TAX EXPENSE. Income tax expense increased $327,000 or 605.6%, from a benefit of $54,000 in fiscal 1998 to expense of $273,000 in fiscal 1999, after giving effect to the additional $115,000 increase in the valuation allowance in 1999 on the Company's deferred tax asset. The effective income tax rate was 69% in fiscal 1999 and 7% in fiscal 1998.

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


INFLATION

       The Company completed its fifth full year of operations in fiscal year 2000. The effects of inflation and changes in prices on the Company's operating results to date have not been significant.

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

TEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE

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

                  (a) and (b) The names and ages of the Directors and Executive Officers of the Company during fiscal 1999 are as follows:


                                                                                            Dates
        Name                          Office                                      Age       of Office
        ----                          ------                                      ---       ---------

        Jeffry R. Dwyer               President, Secretary and Director           54        9/13/94*-present
        Julien G. Redele              Director                                    65        7/28/98-present
        J. William Sharman, Jr.       Director                                    60        9/18/97-present

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

                  (d) The business experience of each of the Directors and Executive Officers of the Company is as follows:


         JEFFRY R. DWYER is President, Secretary and Director of the Company. Mr. Dwyer has served as President of the Company since March 9, 1999. Mr. Dwyer has been a shareholder of Greenberg Traurig, which has provided legal services to the Company and its affiliates since June 1997. From 1993 to 1997 Mr. Dwyer was a partner with the law firm of Akin, Gump, Strauss, Hauer & Feld in the District of Columbia. Prior to joining Akin, Gump, Strauss, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Mr. Dwyer also presently serves as Secretary and a Director of ILM II and also serves as President, Secretary and Director of Lease II. Mr. Dwyer has written several law review articles and a major treatise on real estate financing and taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.

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

         J. WILLIAM SHARMAN, JR. is a Director and served as President of the Company from September 18, 1997 through July 28, 1998. Mr. Sharman also presently serves as a Director of Lease II and as President and Director of ILM
II. Mr. Sharman is the Chairman of the Board and CEO of Lancaster Hotels and Resorts, Inc., a hotel management company. Mr. Sharman served for ten years as Chairman of the Board and President of the Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman serves as a Director of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm, and also serves on the Board of Trustees of St. Edwards University in Austin, Texas. He has a Bachelor of Science degree from the University of Notre Dame.

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

                  On October 15, 1999, the parties entered into a revised Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. This litigation was settled at no cost to ILM I and ILM
         II. As part of the settlement, Capital Senior Living Corporation increased its proposed merger consideration payable to the ILM I and ILM II shareholders and is also responsible for a total of approximately $1.1 million in plaintiffs' attorneys fees and expenses.

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

         Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 2000, there was compliance with all filing requirements applicable to its Officers and Directors and ten-percent beneficial holders.

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

                                     III-2

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996 and terminated on August 15, 2000. As discussed in Note 1, Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. Under the Management Agreement, Capital generally was required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordination with the Company, leasing the individual units in the Senior Housing Facilities, maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earned a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earned an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount was increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. ILM I guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the years ended August 31, 2000 and 1999, Capital earned property management fees from the Company of $955,000 and $1,008,000, respectively. At August 31, 2000, the Company has accounts payable to CSLC of $659,000.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998 was a Director of the Company and President, Chief Executive Officer and Director of ILM I, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 2000. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. At August 31, 2000, the amount advanced to Capital by the Company and Lease II for Capital's California litigation costs totaled approximately $563,000. No amounts were advanced in fiscal year 2000.

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. received a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding reimbursed the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 2000 and 1999, Capital Senior Development, Inc. earned fees from the Company of $0 and $41,000, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

                                     III-3

                             ILM I LEASE CORPORATION

         Jeffry R. Dwyer, President, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 2000 and 1999, Greenberg Traurig earned fees from the Company of $32,000 and $64,000, respectively.

                                     III-4

                             ILM I LEASE CORPORATION

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this report:

              (1) and (2)  FINANCIAL STATEMENTS AND SCHEDULES:
                           ----------------------------------

                           The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

              (3)          EXHIBITS:
                           --------

                           The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

         (b) The Company filed a Current Report on Form 8-K dated June 7, 2000, reporting the impending termination of the Facilities Lease Agreement between the Company and ILM I and its effect on the Company's value and continued existence.

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

                                           ILM I LEASE CORPORATION



                                           By:   /s/ Jeffry R. Dwyer
                                                 ------------------------------
                                                 Jeffry R. Dwyer
                                                 President
                                                 (Principal Accounting Officer)


Dated: December 13, 2000
       -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.



By:  /s/ Jeffry R. Dwyer                                     Date: December 13, 2000
     -------------------------------------------                   -----------------
     Jeffry R. Dwyer
     Director


By:  /s/ Julien G. Redele                                    Date: December 13, 2000
     -------------------------------------------                   -----------------
     Julien G. Redele
     Director


By:  /s/ J. William Sharman, Jr.                             Date: December 13, 2000
     ------------------------------------------                    -----------------
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

(13)                         Annual Reports to Shareholders                     No Annual Report for the year ended
                                                                                August 31, 2000 has been sent to
                                                                                the Shareholders. An Annual Report
                                                                                will be sent to the Shareholders
                                                                                subsequent to this filing.

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


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                                        REFERENCE

ILM I LEASE CORPORATION:

         Report of Ernst & Young LLP, Independent Auditors                                                 F-2

         Net Liabilities in Liquidation as of August 31, 2000                                              F-3

         Balance Sheet as of August 31, 1999                                                               F-4

         Statements of Operations for the years ended August 31, 2000, 1999 and 1998                       F-5

         Statements of Changes in Shareholders' Equity for the years ended August 31, 2000, 1999
           and 1998                                                                                        F-6

         Statements of Cash Flows for the years ended August 31, 2000, 1999 and 1998                       F-7

         Notes to Financial Statements                                                                     F-8


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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Shareholders of
ILM I Lease Corporation:

         We have audited the accompanying statement of net liabilities in liquidation of ILM I Lease Corporation as of August 31, 2000, the balance sheet as of August 31, 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As described in Note 1 to the financial statements, the Company has changed its basis of accounting as of August 31, 2000, from the going-concern basis to the liquidation basis.

         In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of ILM I Lease Corporation at August 31, 1999, their net liabilities in liquidation at August 31, 2000, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2000, in conformity with generally accepted accounting principles in the United States applied on the basis described in the preceding paragraph.


                                                               ERNST & YOUNG LLP



Dallas, Texas
October 24, 2000
except for Note 1, as to which the date is November 8, 2000

                             ILM I LEASE CORPORATION

                   Statement of Net Liabilities in Liquidation
                                 August 31, 2000
                               (LIQUIDATION BASIS)
                  (Dollars in thousands, except per share data)


                                     ASSETS


                                                                                                2000
                                                                                              ---------

Cash and cash equivalents                                                                      $   644
Prepaid expenses and other assets                                                                   12
                                                                                               -------
         Total current assets                                                                      656
                                                                                               =======

Furniture, fixtures and equipment                                                                1,629
Less: accumulated depreciation                                                                  (1,629)
                                                                                               -------
                                                                                                     -

Deferred tax asset, net                                                                              8
                                                                                               -------
                                                                                               $   664
                                                                                               =======

                                   LIABILITIES


Accounts payable and accrued expenses                                                          $   118
Accounts payable - Capital Senior Living Corporation                                               659
Accounts payable - related party                                                                     8
                                                                                               -------
         Total current liabilities                                                                 785

Commitments and contingencies

         Net liabilities in liquidation                                                        $  (121)
                                                                                               =======

                             See accompanying notes.

                             ILM I LEASE CORPORATION

                                  BALANCE SHEET
                                 August 31, 1999
                              (GOING-CONCERN BASIS)
                  (Dollars in thousands, except per share data)


                                     ASSETS


                                                                                                1999
                                                                                              ---------

Cash and cash equivalents                                                                      $ 1,066
Accounts receivable, net                                                                           102
Tax refunds receivable                                                                               1
Prepaid expenses and other assets                                                                  278
                                                                                               -------
         Total current assets                                                                    1,447

Furniture, fixtures and equipment                                                                1,299
Less: accumulated depreciation                                                                    (943)
                                                                                               -------
                                                                                                   356

Deferred tax asset, net                                                                             92
                                                                                               -------
                                                                                               $ 1,895
                                                                                               =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                                          $   868
Real estate taxes payable                                                                          190
Accounts payable - related party                                                                   305
Security deposits                                                                                    7
                                                                                               -------
         Total current liabilities                                                               1,370

Deferred rent payable                                                                               12
                                                                                               -------
         Total liabilities                                                                       1,382

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares authorized,
     7,519,430 shares issued and outstanding                                                        75
   Additional paid-in capital                                                                      625
   Accumulated deficit                                                                            (187)
                                                                                               -------
         Total shareholders' equity                                                                513
                                                                                               -------
                                                                                               $ 1,895
                                                                                               =======

                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF OPERATIONS
               For the years ended August 31, 2000, 1999 and 1998
                  (Dollars in thousands, except per share data)


                                                                              2000            1999           1998
                                                                           -----------     -----------    ------------

REVENUES:
   Rental and other income                                                   $19,275         $19,907        $19,232
   Interest income                                                                19              16             62
                                                                             -------         -------        -------
                                                                              19,294          19,923         19,294

EXPENSES:
   Facilities lease rent expense                                               7,270           7,492          7,222
   Dietary and food service salaries, wages and expenses                       3,599           3,664          3,566
   Administrative salaries, wages and expenses                                 1,542           1,420          1,218
   Marketing salaries, wages and expenses                                        942             931            856
   Utilities                                                                     812             839            834
   Repairs and maintenance                                                       690             732            661
   Real estate taxes                                                             961             836            827
   Property management fees                                                      949           1,008            919
   Other property operating expenses                                           1,489           1,507          1,486
   General and administrative                                                    447             222            264
   Directors compensation                                                         64              52             81
   Professional fees                                                             382             273          1,123
   Termination fee expense                                                         -               -            375
   Depreciation expense                                                          686             553             297
                                                                             -------         -------        -------
                                                                              19,833          19,530         19,729
                                                                             -------         -------        -------

(Loss) income before income taxes                                               (539)            393           (435)

Income tax expense (benefit):
   Current                                                                        15               -              -
   Deferred                                                                       84             273            (54)
                                                                             -------         -------        -------
                                                                                  99             273            (54)
                                                                             -------         -------        -------

NET (LOSS) INCOME                                                            $  (634)        $   120        $  (381)
                                                                             =======         =======        =======

NET (LOSS) INCOME PER SHARE OF COMMON STOCK                                  $ (0.09)        $  0.01        $ (0.05)
                                                                             =======         =======        =======

The above net (loss) income per share of common stock is based upon the weighted average number of shares outstanding for the years ended August 31, 2000, 1999 and 1998 of 7,519,430.


                             See accompanying notes.

                             ILM I LEASE CORPORATION

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the years ended August 31, 2000, 1999 and 1998
                  (Dollars in thousands, except per share data)


                                                 Common Stock
                                                $.01 Par Value             Additional    Retained
                                          ---------------------------       Paid-in      Earnings
                                            Shares          Amount          Capital      (Deficit)          Total
                                          ------------    -----------     -----------    ---------         -------

BALANCE AT AUGUST 31, 1997                 7,519,430      $     75        $    625       $     74         $    774

Net loss                                           -             -               -           (381)            (381)
                                          ----------     ---------        --------       --------         --------
                                                   -                             -

BALANCE AT AUGUST 31, 1998                 7,519,430            75             625           (307)             393

Net income                                         -             -               -            120              120
                                          ----------     ---------        --------       --------         --------

BALANCE AT AUGUST 31, 1999                 7,519,430            75             625           (187)             513

NET LOSS                                           -             -               -           (634)            (634)
                                          ----------     ---------        --------       --------         --------

BALANCE (NET LIABILITY)
AT AUGUST 31, 2000                         7,519,430      $     75        $    625       $   (821)        $   (121)
                                          ==========     =========        ========       ========         ========


                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 2000, 1999 and 1998
                                 (In thousands)


                                                                              2000            1999           1998
                                                                           -----------     -----------    -----------

Cash flows from operating activities:
   Net (loss) income                                                       $    (634)       $    120       $   (381)
   Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating activities:
       Depreciation expense                                                      686             553            297
       Deferred tax benefit,  net                                                 84             272            (54)
       Changes in assets and liabilities:
         Accounts receivable - related party                                       -               -             93
         Accounts receivable, net                                                102             (46)           (56)
         Tax refund receivable                                                     1             144           (145)
         Prepaid expenses and other assets                                       266            (151)           132
         Accounts payable and accrued expenses                                  (750)           (255)           241
         Accounts payable - related party                                       (297)           (133)           322
         Accounts payable - Capital Senior Living Corporation                    659               -              -
         Termination fee payable                                                   -            (975)           375
         Real estate taxes payable                                              (190)            (23)            43
         Security deposits                                                        (7)              -              2
         Deferred rent payable                                                   (12)            (37)           (37)
                                                                           ---------       ---------       --------
           Net cash (used in) provided by operating activities                   (92)           (531)           832
                                                                           ---------       ---------       --------

Cash flows from investing activity:
   Additions to furniture, fixtures and equipment                               (330)           (300)          (408)
                                                                           ---------       ---------       --------
           Net cash used in investing activity                                  (330)           (300)          (408)
                                                                           ---------       ---------       --------

Net (decrease) increase in cash and cash equivalents                            (422)           (831)           424

Cash and cash equivalents, beginning of period                                 1,066           1,897          1,473
                                                                           ---------       ---------       --------

Cash and cash equivalents, end of period
                                                                           $     644      $    1,066        $ 1,897
                                                                           =========      ==========        =======

SUPPLEMENTAL DISCLOSURE:
-----------------------

Cash paid during the period for state income taxes                         $      14            $126       $    201
                                                                           =========      ==========        =======

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

         The Company's sole business was the operations of the Senior Housing Facilities. The Company leased the Senior Housing Facilities from ILM Holding, a subsidiary of ILM I that held title to the Senior Housing Facilities, pursuant to a Facilities Lease Agreement. The lease was accounted for as an operating lease in the Company's financial statements until August 15, 2000.

         In July 1996, following the termination of the property management agreement with AHC, the Company entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served in various management capacities at Capital Senior Living Corporation ("CSLC"), an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. As a result, the Management Agreement with Capital was considered a related party transaction through July 28, 1998 (see Note 3.).

           On August 15, 2000, ILM I completed the merger with CSLC and caused ILM Holding to cancel and terminate the Facilities Lease Agreement effective August 15, 2000. The Company also terminated the Management Agreement effective August 15, 2000. Since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its previous relationship with ILM I, subsequent to fiscal year end, on November 8, 2000, the Company's Board of Directors voted to pursue a plan of liquidation. As a result, the Company changed its basis of accounting as of August 31, 2000, from the going concern basis to the liquidation basis. It is currently expected that the Company will have nominal value after payment of its expenses. No specific charges were taken as a result of the Company's changing its basis of accounting.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)

2.   USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 2000 and 1999 and revenues and expenses for the years ended August 31, 2000, 1999 and 1998. Actual results could differ from the estimates and assumptions used. Certain amounts reported in 1999 have been reclassified to conform to the 2000 presentation.

          Furniture, fixtures and equipment was carried at the lower of cost, reduced by accumulated depreciation, or fair value in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." Depreciation expense was provided on a straight-line basis using an estimated useful life of 3 to 5 years. In 1998, the Company changed the estimated useful lives of its assets due to the lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM Holding. For the fiscal year ended August 31, 1998, this increased depreciation expense by $136,000.

          Units at the Senior Housing Facilities were generally rented for terms of twelve months or less. The base rent charged varied depending on the unit size, with added fees collected for more than one occupant per unit and for assisted living services. Included in the amount of base rent charged were certain meals, housekeeping, medical and social services provided to the residents of each Senior Housing Facility.

          The Company rented the Senior Housing Facilities from ILM Holding pursuant to a multi-year operating lease. Rent expense was recognized on a straight-line basis over the term of the lease agreement. Deferred rent payable represents the difference between rent expense recognized on a straight-line basis and cash paid for rent pursuant to the terms of the lease agreement.

          The Company's policy is to expense all advertising costs as incurred. For the years ended August 31, 2000, 1999 and 1998, advertising expenses were $942,000, $931,000 and $856,000, respectively.

          The cash and cash equivalents, receivables, accounts payable and accrued liabilities appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value as of August 31, 2000 due to the short-term nature of these instruments.

          Income tax expense is provided for using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company has provided a valuation allowance to recognize the effect that the lease termination date has on the estimated net realizable value of the deferred tax asset as explained more fully in Note 7 to the accompanying financial statements. At August 31, 2000 and 1999, a valuation allowance for deferred taxes of $533,000 and $235,000, respectively, is included in deferred taxes, net, on the accompanying balance sheets.

          For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)


3.   RELATED PARTY TRANSACTIONS

           The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996 and terminated on August 15, 2000. As discussed in Note 1, Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. Under the Management Agreement, Capital generally was required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordination with the Company, leasing the individual units in the Senior Housing Facilities, maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earned a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earned an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount was increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. ILM I guaranteed the payment of all fees due to the terms of the Management Agreement. For the years ended August 31, 2000 and 1999, Capital earned property management fees from the Company of $955,000 and $1,008,000, respectively.

           On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence
     A. Cohen, who, through July 28, 1998 was a Director of the Company and President, Chief Executive Officer and Director of ILM I, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 2000. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. At August 31, 2000, the amount advanced to Capital by the Company and Lease II for Capital's California litigation costs totaled approximately $563,000. No amounts were advanced during fiscal year 2000.

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. received a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding reimbursed the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 2000 and 1999, Capital Senior Development, Inc. earned fees from the Company of $0 and $41,000, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)


3.       RELATED PARTY TRANSACTIONS (CONTINUED)

         Jeffry R. Dwyer, President, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 2000 and 1999, Greenberg Traurig earned fees from the Company of $32,000 and $64,000, respectively.

         Accounts payable - Capital Senior Living Corporation at August 31, 2000 includes approximately $140,000 payable to CSLC as part of the final settlement of property-level payables and receivables at lease termination as well as base rent of $265,000 and variable rent of $254,000 payable to ILM Holding, Inc. (and its successors).

          Accounts payable - related party at August 31, 2000 includes $8,000 in unbilled legal fees payable to Greenberg Traurig, Counsel to the Company and a related party. Accounts Payable - related party at August 31, 1999 includes variable rent payable to ILM Holding of $305,000.

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

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)


5.   THE FACILITIES LEASE AGREEMENT

         ILM Holding (the "Lessor"), a then majority-owned subsidiary of ILM I, leased the Senior Housing Facilities to the Company (the "Lessee"), pursuant to a Facilities Lease Agreement. Such lease was extended on a month-to-month basis on November 16, 1999 beyond its original expiration date of December 31, 1999. On August 15, 2000, ILM I completed its merger with CSLC and caused ILM Holding to cancel and terminate the Facilities Lease Agreement effective August 15, 2000. The lease was accounted for as an operating lease in the Company's financial statements.

         Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM Holding prior to the Facilities Lease Agreement's termination on August 15, 2000, are summarized as follows:


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

(1) Until August 15, 2000, the Company operated Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation ("Lease II"). The Company had entered into an agreement with Lease II regarding such joint tenancy. ILM II Senior Living, Inc. ("ILM II") sold its interest in Villa Santa Barbara on August 15, 2000 to CSLC. Accordingly, ILM II's interest in the Santa Barbara facility was transferred to CSLC on August 15, 2000.

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

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)


5.   THE FACILITIES LEASE AGREEMENT (CONTINUED)

           Pursuant to the Facilities Lease Agreement prior to its termination on August 15, 2000, the Company paid annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $6,364,800. The facilities lease was a "triple-net" lease whereby the Lessee paid all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, was responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. For the fiscal years ended August 31, 2000 and 1999, variable rent expense was $1,183,000 and $1,164,000, respectively.

           The Company's use of the properties was limited to use as Senior Housing Facilities. The Company had responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each Senior Housing Facility, and to use and maintain each Senior Housing Facility in compliance with all local board of health and other applicable governmental and insurance regulations. The Senior Housing Facilities located in Arkansas, California and Kansas are licensed by such states to provide assisted living services. In addition, various health and safety regulations and standards, which are enforced by state and local authorities, apply to the operation of all the Senior Housing Facilities. Violations of such health and safety standards could result in fines, penalties, closure of a Senior Housing Facility, or other sanctions.

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

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998 was a Director of the Company and President, Chief Executive Officer and Director of ILM I, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 2000. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. At August 31, 2000, the amount advanced to Capital by the Company and Lease II for Capital's California litigation costs totaled approximately $563,000. No amounts were advanced during fiscal year 2000.

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

         Deferred income tax benefit reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of August 31, 2000 and 1999, are comprised of the following amounts (in thousands):

                                                                                     2000      1999
                                                                                  -------   -------

             Deferred tax asset - straight-line rent expense                      $     -  $     5
             Deferred tax asset - book over tax  depreciation                         464      236
             Deferred tax asset - book over tax amortization                            8       23
             Net operating loss carryforward                                           69       63
                                                                                    -----    -----
             Gross deferred tax asset                                                (541)     327
             Valuation allowance for deferred tax asset                              (533)    (235)
                                                                                    -----    -----
               Net deferred tax asset                                               $   8   $   92
                                                                                    =====   ======


          The Company has provided a valuation allowance to consider the effects that the lease termination has on historical taxable income and the fact that cumulative tax over book depreciation and the net operating loss carryforward will not be recoverable against future taxable income as the lease is terminated. The net operating loss carryforward will expire in 2014.

         The components of income tax expense (benefit) for fiscal 2000, 1999 and 1998 are as follows (in thousands):


                                                                                    2000        1999        1998
                                                                                    ----        ----        ----

             Current:
               Federal                                                             $   -       $   -        $  -
               State                                                                  15           -           -
                                                                                   -----       -----        ----
                      Total current                                                   15           -           -
                                                                                   -----       -----        ----

             Deferred:
               Federal                                                                84         238         (47)
               State                                                                   -          35          (7)
                                                                                   -----       -----        ----
                                                                                      84         273         (54)
                                                                                   -----       -----        ----
                      Total deferred                                              $   99       $ 273        $(54)
                                                                                   =====       =====        ====

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (continued)


7.       FEDERAL INCOME TAXES (CONTINUED)

         The reconciliation of income tax computed for fiscal 2000, 1999 and 1998, at U.S. federal statutory rates to income tax expense (benefit) is as follows (in thousands):


                                                   2000                   1999                     1998
                                             ------------------    --------------------     --------------------

             Tax at U.S. statutory rates     $     -     34%        $ 134        34%        $(148)         (34%)
             State income taxes, net
               of federal tax benefit             15      6%           24         6%          (26)           (6)
             Valuation allowance                  84     29%          115        29%          120            33
                                             -------    -----      ------       ----        -----          ----
                                             $    99    (69%)       $ 273       (69%)       $ (54)          (7%)
                                             =======    =====      ======       ====        =====          ====