Form 10-Q
period 2000-11-30
ILM I LEASE CORP
filed 2001-01-16
CIK 932091

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

                  FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

                                       OR

            __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-25878

                             ILM I LEASE CORPORATION
             (Exact name of registrant as specified in its charter)


         VIRGINIA                                        04-3248637
------------------------------                  ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

1750 TYSONS BOULEVARD, SUITE 1200, TYSONS CORNER, VA         22102
--------------------------------------------------------------------------------
   (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:      (888) 257-3550
                                                   -----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                      which registered
-------------------                                 ---------------------------
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

Shares of common stock outstanding as of November 30, 2000: 7,519,430.


================================================================================

                             ILM I LEASE CORPORATION

                                      INDEX

Part I.  Financial Information                                              PAGE
                                                                            ----
       Item 1.  Financial Statements

                Statements of Net Liabilities in Liquidation
                November 30, 2000 (Unaudited) and August 31, 2000.........    4

                Statement of Changes in Net Liabilities in Liquidation
                For the three months ended November 30, 2000 (Unaudited)..    5

                Statements of Operations
                For the three months ended November 30, 2000
                and 1999 (Unaudited)......................................    6

                Statements of Changes in Shareholders' Equity
                For the three months ended November 30, 2000 and
                1999 (Unaudited)..........................................    7

                Statements of Cash Flows
                For the three months ended November 30, 2000 and
                1999 (Unaudited)............................8

                Notes to Financial Statements (Unaudited).................  9-12

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................... 13-15

Part II.  Other Information...............................................    16

       Item 6.  Exhibits and Reports on Form 8-K..........................    16

Signatures................................................................    17

                             ILM I LEASE CORPORATION

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (see next page)

                             ILM I LEASE CORPORATION

                  STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                November 30, 2000 (Unaudited) and August 31, 2000
                               (LIQUIDATION BASIS)
                  (Dollars in thousands, except per share data)


                                     ASSETS

                                               November 30, 2000   August 31, 2000
                                               -----------------   ---------------
Cash and cash equivalents                          $   545             $   644
Prepaid expenses and other assets                      --                   12
                                                   -------             -------
       Total current assets                            545                 656

Furniture, fixtures and equipment                    1,629               1,629
Less:  accumulated depreciation                     (1,629)             (1,629)
                                                   -------             -------

Deferred tax asset, net                                --                    8
                                                   -------             -------
                                                   $   545             $   664
                                                   =======             =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses              $    29             $   118
Accounts payable - Capital Senior
  Living Corporation                                   659                 659
Accounts payable - related party                         8                   8
                                                   -------             -------
       Total current liabilities                       696                 785
                                                   -------             -------

Commitments and contingencies

    Net liabilities in liquidation                 $  (151)            $  (121)
                                                   =======             =======

                             See accompanying notes.

                             ILM I LEASE CORPORATION

             STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                               (LIQUIDATION BASIS)
            For the three months ended November 30, 2000 (Unaudited)
                  (Dollars in thousands, except per share data)





                                                                  November 30
                                                                     2000
                                                                     ----

      Net Liabilities in Liquidation at August 31, 2000            $ (121)

      Net loss                                                        (30)
                                                                   ------

      Net Liabilities in Liquidation at November 30, 2000          $ (151)
                                                                   ======

                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF OPERATIONS
      For the three months ended November 30, 2000 and 1999 (Unaudited)
                 (Dollars in thousands, except per share data)

                                                Three Months Ended
                                                    November 30
                                                ------------------
                                                2000          1999
                                                ----          ----

                                             (Liquidation    (Going
                                                Basis)       Concern
                                                              Basis)

REVENUES
   Rental and other income                    $   --          $5,004
   Interest income                                  4              3
                                              -------         ------
                                                    4          5,007
EXPENSES
   Facilities lease rent expense                  --           1,884
   Dietary and food service salaries,
     wages and expenses                           --             923
   Administrative salaries, wages and expenses    --             385
   Marketing salaries, wages and expenses         --             228
   Utilities                                      --             201
   Repairs and maintenance                        --             163
   Real estate taxes                              --             208
   Property management fees                       --             276
   Other property operating expenses              --             381
   General and administrative                       3             88
   Directors' compensation                         14             15
   Professional fees                                9             57
   Depreciation expense                           --             260
                                              -------         ------
                                                   26          5,069
                                              -------         ------

Loss before taxes                                 (22)           (62)

Income tax expense:
   Current                                        --             --
   Deferred                                         8            --
                                              -------         ------
                                                    8            --
                                              -------         ------

NET LOSS                                      $   (30)        $  (62)
                                              =======         ======

Basic loss per share of common stock          $ (0.00)        $(0.01)
                                              =======         ======


The above loss per share of common stock is based upon the 7,519,430 shares outstanding for each period.

                             See accompanying notes.

                             ILM I LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
        For the three months ended November 30, 2000 and 1999 (Unaudited)
                  (Dollars in thousands, except per share data)


                                    Common Stock
                                   $.01 Par Value   Additional
                                   --------------    Paid-In     (Accumulated
                                  Shares    Amount   Capital       Deficit)      Total
                                  ------    ------   -------       --------      -----
Balance at August 31, 1999       7,519,430   $ 75     $625         $(187)       $ 513

Net income                             --     --       --            (62)         (62)
                                 ---------   ----     ----         -----        -----

Balance at November 30, 1999     7,519,430   $ 75     $625         $(249)       $ 451
                                 =========   ====     ====         =====        =====

Balance at August 31, 2000       7,519,430   $ 75     $625         $(821)       $(121)

Net loss                               --     --       --            --           (30)
                                 ---------   ----     ----         -----        -----
Balance (Net Liability) at
 November 30, 2000               7,519,430   $ 75     $625         $(851)       $(151)
                                 =========   ====     ====         =====        =====


                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 2000 and 1999 (Unaudited)
                             (Dollars in thousands)


                                                               Three Months Ended
                                                                   November 30
                                                                   -----------
                                                                2000         1999
                                                            (Liquidation    (Going
                                                               Basis)    Concern Basis)
                                                            ---------------------------
Cash flows from operating activities:
  Net (loss) income                                            $ (30)      $  (62)
  Adjustments to reconcile net (loss) income to
   net cash (used in) provided by operating activities:
    Depreciation expense                                          --          259
    Deferred tax expense, net                                      8          --
    Changes in assets and liabilities:
      Accounts receivable, net                                    --           31
      Tax refund receivable                                       --            1
      Prepaid expenses and other assets                           12           15
      Accounts payable and accrued expenses                      (89)         131
      Accounts payable - related party                            --           (3)
      Real estate taxes payable                                   --           39
      Deferred rent payable                                                    (9)
                                                               -----       ------
        Net cash (used in) provided by operating activities      (99)         401
                                                               -----       ------
Cash flows from investing activity:

      Additions to operating investment properties                --          (60)
                                                               -----       ------
         Net cash used in investing activity                      --          (60)
                                                               -----       ------

Net (decrease) increase in cash and cash equivalents             (99)         341

Cash and cash equivalents, beginning of period                   644        1,066
                                                               -----       ------

Cash and cash equivalents, end of period                       $ 545       $1,407
                                                               =====       ======


SUPPLEMENTAL DISCLOSURE:
-----------------------

Cash paid during the period for state income taxes             $  --       $    4
                                                               =====       ======

                             See accompanying notes.

                             ILM I LEASE CORPORATION

                    Notes to Financial Statements (Unaudited)

1.   GENERAL
     -------

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in ILM I Lease Corporation's (the "Company") Annual Report on Form 10-K for the year ended August 31, 2000. In the opinion of management, the accompanying interim financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 2000, and revenues and expenses for each of the three-month periods ended November 30, 2000 and 1999. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the three-month period ended November 30, 2000, are not necessarily indicative of the results to be expected for the year ending August 31, 2001.

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

         The Company's sole business. prior to entering into a plan of liquidation as discussed below, was the operation of the Senior Housing Facilities. The Company leased the Senior Housing Facilities from ILM Holding, a subsidiary of ILM I that held title to the Senior Housing Facilities, pursuant to a Facilities Lease Agreement. The lease agreement was accounted for as an operating lease in the Company's financial statements until August 15, 2000.

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

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

1.  GENERAL  (CONTINUED)
    --------------------

        On August 15, 2000, ILM I completed the merger with CSLC and caused ILM Holding to cancel and terminate the Facilities Lease Agreement effective August 15, 2000. The Company also terminated the Management Agreement effective August 15, 2000. Since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its previous relationship with ILM I, on November 8, 2000, the Company's Board of Directors voted to pursue a plan of liquidation. Thereafter, the Company changed its basis of accounting as of August 31, 2000, from the going concern basis to the liquidation basis. It is currently expected that the Company will have nominal value after payment of its expenses. No specific charges were taken as a result of the Company's changing its basis of accounting.

2.  THE FACILITIES LEASE AGREEMENT
    ------------------------------

         ILM Holding (the "Lessor") leased the Senior Housing Facilities to the Company (the "Lessee") pursuant to a Facilities Lease Agreement. Such lease was extended on a month-to-month basis on November 16, 1999, beyond its original expiration date of December 31, 1999. On August 15, 2000, ILM I completed its merger with CSLC and caused ILM Holding to cancel and terminate the Facilities Lease Agreement effective August 15, 2000. The lease was accounted for as an operating lease in the Company's financial statements.
                                      -10-

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

2.       THE FACILITIES LEASE AGREEMENT (CONTINUED)

      Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM Holding prior to the Facilities Lease Agreement's termination on August 15, 2000, are summarized as follows:

                                                                       Year     Rentable     Resident
    Name                                         Location            Facility   Units(2)   Capacities(2)
    ----                                         --------              Built    --------   -------------
                                                                       -----
    Independence Village of East Lansing     East Lansing, MI           1989       161          162
    Independence Village of Winston-Salem    Winston-Salem, NC          1989       159          161
    Independence Village of Raleigh          Raleigh, NC                1991       164          205
    Independence Village of Peoria           Peoria, IL                 1990       166          183
    Crown Point Apartments                   Omaha, NE                  1984       135          163
    Sedgwick Plaza Apartments                Wichita, KS                1984       150          170
    West Shores                              Hot Springs, AR            1986       136          166
    Villa Santa Barbara (1)                  Santa Barbara, CA          1979       125          125

    (1) Until August 15, 2000, the Company operated Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation ("Lease II"). The Company has entered into an agreement with Lease II regarding such joint tenancy. ILM II Senior Living, Inc. ("ILM II") sold its interest in Villa Santa Barbara on August 15, 2000, to CSLC. Accordingly, ILM II's interest in the Santa Barbara facility was transferred to CSLC on August 15, 2000.

    (2) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

        Prior to its termination on August 15, 2000, pursuant to the Facilities Lease Agreement the Company paid annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $6,364,800. The facilities lease was a "triple-net" lease whereby the Lessee paid all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as Lessor, was responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility remained with the Senior Housing Facility at the termination of the lease. The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent was $0 and $302,000 for the three-month periods ended November 30, 2000 and 1999, respectively.

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

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

3.   RELATED PARTY TRANSACTIONS
     --------------------------

         The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served in various management capacities at CSLC, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. Under the Management Agreement, Capital generally was required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital included periodic reporting to and coordination with the Company, leasing the individual units in the Senior Housing Facilities, maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earned a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earned an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeded a specified base amount. Each August 31, beginning on August 31, 1997, the base amount was increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs. ILM I guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the three-month periods ended November 30, 2000 and 1999, Capital earned property management fees from the Company of $0 and $276,000, respectively.

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. received a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding reimbursed the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the three-month periods ended November 30, 2000 and 1999, Capital Senior Development, Inc. earned no fees from the Company for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the three-month periods ended November 30, 2000 and 1999, Greenberg Traurig earned fees from the Company of $0 and $14,000, respectively.

         Accounts payable - Capital Senior Living Corporation at November 30, 2000, and August 31, 2000, includes approximately $140,000 payable to CSLC as part of the final settlement of property-level payables and receivables at lease termination as well as base rent of $265,000 and variable rent of $254,000 payable to ILM Holding, Inc. (and its successors).

         Accounts payable - related party at November 30, 2000 and August 31, 2000, includes $8,000 for accrued legal fees due to Greenberg Traurig, Counsel to the Company and a related party.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Prior to its termination on August 15, 2000, the Facilities Lease Agreement was a "triple-net" lease whereby the Lessee paid all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $6,364,800. The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent was $0 and $302,000 for the three-month periods ended November 30, 2000 and 1999, respectively.

     On August 15, 2000, ILM I completed the merger with CSLC and caused ILM Holding to cancel and terminate the Facilities Lease Agreement effective August 15, 2000. The Company also terminated the Management Agreement effective August 15, 2000. Since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its previous relationship with ILM I, on November 8, 2000, the Company's Board of Directors voted to pursue a plan of liquidation. Thereafter, the Company changed its basis of accounting as of August 31, 2000, from the going concern basis to the liquidation basis. It is currently expected that the Company will have nominal value after payment of its expenses. No specific charges were taken as a result of the Company's changing its basis of accounting.

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the eight properties in which the Company had invested averaged 0% and 91% for the three-month periods ended November 30, 2000 and 1999, respectively. Base rent payments of $6,364,800 were in effect throughout the term of the lease until August 15, 2000. As noted above, the Facilities Lease Agreement provided for the payment of variable rent.

    At November 30, 2000, the Company had cash and cash equivalents of $545,000 compared to $644,000 at August 31, 2000. The decrease of $99,000 is primarily attributable to the payment of remaining payables. Remaining amounts of cash will be used for the Company's working capital requirements. The Company does not currently anticipate the need to engage in any borrowing activities. The Company did not pay cash dividends during the past fiscal years 2000 and 1999. Because the Company is pursuing a plan of liquidation, it is not anticipated that cash dividends will be paid in the future.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2000 VERSUS THREE MONTHS ENDED NOVEMBER 30, 1999

REVENUES
    Total revenues were $4,000 for the three-month period ended November 30, 2000 compared to $5,007,000 for the same period of the prior year, representing a decrease of $5,003,000, or 99.9%. This decrease is the result of a $5,004,000 or 100.0% decrease in rental income in the three months ended November 30, 2000, due to termination of the Facilities Lease Agreement and the transfer of the properties to CSLC at completion of ILM I's merger on August 15, 2000. Interest income increased $1,000 or 33.3%.

EXPENSES

      Total expenses were $26,000 for the three-month period ended November 30, 2000, compared to $5,069,000 for the same period in the prior year, representing a decrease of $5,043,000, or 99.5%. This overall decrease in expenses was due to termination of the Facilities Lease Agreement and transfer of the properties to CSLC at completion of ILM I's merger on August 15, 2000. As reflected on the accompanying Statements of Operations, at November 30, 2000, operating expenses individually decreased to $0 or 100.0% when compared to the previous year due to cessation of operations with the following exceptions: general and administrative costs decreased $85,000 or 96.6% due chiefly to a $70,000 decrease in insurance expense and a 100.0% decrease in all other general and administrative costs; and professional fees decreased $48,000 or 84.2% due to decreased legal and financial service requirements. Depreciation expense decreased $260,000 or 100.0% as all fixed assets were fully depreciated by the lease termination date.

INCOME TAX EXPENSE
    Income tax expense increased $8,000 or 100% due to the combination of a loss before taxes of $22,000 and the utilization of an $8,000 net deferred tax asset resulting in a $40,000 or 181.8% decrease in loss before taxes.

NET LOSS
    Primarily as a result of the factors noted above, net loss decreased $32,000 or 51.6%, from net loss of $62,000 for the three months ended November 30, 1999, to net loss of $30,000 for the three months ended November 30, 2000.

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

(b)      Reports on Form 8-K:  None.

                             ILM I LEASE CORPORATION

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BY:  ILM I LEASE CORPORATION


                                    By: /S/ Jeffry R. Dwyer
                                        ------------------------------
                                        Jeffry R. Dwyer
                                        President

Dated: _JANUARY 15,  2001