Form 10-Q
period 2001-02-28
ILM I LEASE CORP
filed 2001-04-16
CIK 932091

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

                  FOR QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-25878


                             ILM I LEASE CORPORATION
             (Exact name of registrant as specified in its charter)


         Virginia                                             04-3248637
------------------------------                       ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

1750 Tysons Boulevard, Suite 1200, Tysons Corner, VA             22102
--------------------------------------------------------------------------------
   (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:         (888) 257-3550
                                                     ---------------------------

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
Yes X     No
    ------  --------

Shares of common stock outstanding as of February 28, 2001: 7,519,430.


================================================================================

                             ILM I LEASE CORPORATION

                                      INDEX

Part I.  Financial Information                                                                                 PAGE
                                                                                                               ----
         Item 1.  Financial Statements

                  Statements of Net Assets in Liquidation
                  February 28, 2001 (Unaudited) and August 31, 2000.......................................     4

                  Statement of Changes in Net Assets in Liquidation
                  For the six  months ended February 28, 2001 (Unaudited).................................     5

                  Statements of Operations
                  For the six and three months ended February 28, 2001
                       and February 29, 2000 (Unaudited)..................................................     6

                  Statements of Changes in Shareholders' Equity
                  For the six  months ended February 28, 2001 and February 29, 2000 (Unaudited)...........     7

                  Statements of Cash Flows
                  For the six  months ended February 28, 2001 and February 29, 2000 (Unaudited)...........     8

                  Notes to Financial Statements (Unaudited)...............................................  9-13

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  14-17

Part II.  Other Information...............................................................................    18

         Item 6.  Exhibits and Reports on Form 8-K........................................................    18

Signatures................................................................................................    19

                             ILM I LEASE CORPORATION

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (see next page)

                             ILM I LEASE CORPORATION

                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                February 28, 2001 (Unaudited) and August 31, 2000
                               (LIQUIDATION BASIS)
                  (Dollars in thousands, except per share data)


                                                                 FEBRUARY 28, 2001           AUGUST 31, 2000
                                                                 -----------------           ---------------
Cash and cash equivalents                                             $   526                    $   644
Prepaid expenses and other assets                                           -                         12
                                                                    ---------                   --------
              Total current assets                                        526                        656

Furniture, fixtures and equipment                                       1,629                      1,629
Less:  accumulated depreciation                                        (1,629)                    (1,629)
                                                                    ---------                   --------
                                                                            -                          -

Deferred tax asset, net                                                     -                          8
                                                                    ---------                   --------
                                                                          526                        664

Accounts payable and accrued expenses                                      31                        118
Accounts payable - Capital Senior Living Corporation                      305                        659
Accounts payable - related party                                        __  8                          8
                                                                    ---------                   --------
               Total current liabilities                                  344                        785
                                                                    ---------                   --------

Commitments and contingencies

           Net assets (liabilities) in liquidation                    $   182                    $  (121)
                                                                    =========                   ========









                             See accompanying notes.

                             ILM I LEASE CORPORATION

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
             For the six months ended February 28, 2001 (Unaudited)
                  (Dollars in thousands, except per share data)




                                                                  February 28
                                                                       2001
                                                                       ----

      Net Liabilities in Liquidation at August 31, 2000            $ (121)

      Net income                                                       303
                                                                   -------

      Net Assets in Liquidation at February 28, 2001               $   182
                                                                   =======











                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF OPERATIONS
 For the six and three months ended February 28, 2001 and February 29, 2000
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                                Six Months Ended              Three Months Ended
                                                                ----------------              ------------------
                                                             February 28    February 29     February 28  February 29
                                                             -----------    -----------     -----------  -----------
                                                               2001           2000            2001          2000
                                                               ----           ----            ----          ----
                                                                            (Going
                                                              (Liquidation  Concern          (Liquidation  (Going
                                                                    Basis)  Basis)           Basis)        Concern
                                                                                                           Basis)
REVENUES
Rental and other income                                           $    -        $10,037           $   -       $5,033
Interest income                                                        8              7               4            3
                                                                  ------        -------           -----     --------
                                                                       8         10,044               4      5,036
EXPENSES
Facilities lease rent expense                                      (354)          3,786           (354)        1,901
Dietary and food service salaries, wages and expenses                  -          1,869               -          945
Administrative salaries, wages and expenses                            -            767               -          382
Marketing salaries, wages and expenses                                 -            482               -          253
Utilities                                                              -            414               -          213
Repairs and maintenance                                                -            334               -          171
Real estate taxes                                                      -            422               -          214
Property management fees                                               -            547               -          271
Other property operating expenses                                      -            760               -          379
General and administrative                                            29            186              26           99
Directors' compensation                                               14             31               -           16
Professional fees                                                      8            194               -          137
Depreciation expense                                                   -            482               -          223
                                                                  ------        -------           -----     --------
                                                                    (303)        10,274            (328)       5,204
                                                                  ------        -------           -----     --------

Income (loss) before taxes                                           311           (230)            332         (168)

Income tax expense:
Current                                                                -              -               -            -
Deferred                                                               8              -               -            -
                                                                  ------        -------           -----     --------
                                                                       8              -               -            -
                                                                  ------        -------           -----     --------

NET INCOME (LOSS)                                                 $  303        $  (230)          $ 332     $   (168)
                                                                  ======        =======           =====     ========

Basic income (loss) per share of common stock                     $ 0.04        $ (0.03)          $0.04     $  (0.02)
                                                                  ======        =======           =====     ========




The above loss per share of common stock is based upon the 7,519,430 shares outstanding for each period.



                             See accompanying notes.

                             ILM I LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
        For the six months ended February 28, 2001 and February 29, 2000
                                   (Unaudited)
                  (Dollars in thousands, except per share data)




                                               Common Stock
                                              $.01 Par Value            Additional
                                              --------------             Paid-in       (Accumulated
                                          Shares          Amount         Capital         Deficit)          Total
                                          ------          ------         -------         --------          -----
Balance at August 31, 1999                 7,519,430       $ 75            $625           $(187)            $513

Net loss                                                      -               -            (230)            (230)
                                           ---------       ----            ----           -----             ----

Balance at February 29, 2000               7,519,430       $ 75            $625           $(417)            $283
                                           =========       ====            ====           =====             ====

Balance at August 31, 2000                 7,519,430       $ 75            $625           $(821)           $(121)

Net income                                         -          -               -             303              303
                                           ---------       ----            ----           -----             ----

Balance (Net Asset) at February 28,
2001                                       7,519,430       $ 75            $625           $(518)            $182
                                           =========       ====            ====           =====             ====





                             See accompanying notes.

                             ILM I LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
        For the six months ended February 28, 2001 and February 29, 2000
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                   SIX MONTHS ENDED
                                                                                   ----------------
                                                                              FEBRUARY 28     FEBRUARY 29
                                                                              -----------     -----------
                                                                                  2001            2000
                                                                                  ----            ----
                                                                              (Liquidation        (Going
                                                                                 Basis)        Concern Basis)
                                                                              -------------------------------
Cash flows from operating activities:
   Net income (loss)                                                             $   303         $ (230)
   Adjustments to reconcile net loss to
     net cash (used in) provided by operating activities:
        Depreciation expense                                                           -            482
        Deferred tax expense, net                                                      8              -
        Changes in assets and liabilities:
             Accounts receivable, net                                                  -           (173)
             Tax refund receivable                                                     -              -
             Prepaid expenses and other assets                                        12            (51)
             Accounts payable and accrued expenses                                   (87)           193
             Accounts payable - Capital Senior Living Corporation                   (354)             -
             Accounts payable - related party                                          -             21
             Real estate taxes payable                                                 -             90
             Deferred rent payable                                                     -            (12)
             Security deposits                                                         -              1
                                                                                  ------         ------
                         Net cash (used in) provided by operating activities        (118)           321
                                                                                  ------         ------

Cash flows from investing activity:

            Additions to operating investment properties                               -           (152)
                                                                                  ------         ------
                         Net cash used in investing activity                           -           (152)
                                                                                  ------         ------

Net (decrease) increase in cash and cash equivalents                                (118)           169

Cash and cash equivalents, beginning of period                                       644          1,066
                                                                                  ------         ------

Cash and cash equivalents, end of period                                          $  526         $1,235
                                                                                  ======         ======


Supplemental Disclosure:
-----------------------

Cash paid during the period for state income taxes                                $    2         $    1
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

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 2001, and revenues and expenses for each of the six- and three-month periods ended February 28, 2001 and February 29, 2000. Actual results may differ from the estimates and assumptions used. The results of operations for the six- and three-month periods ended February 28, 2001, are not necessarily indicative of the results to be expected for the year ending August 31, 2001.

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

         The Company's sole business, prior to entering into a plan of liquidation as discussed below, was the operation of the Senior Housing Facilities. The Company leased the Senior Housing Facilities from ILM Holding, a subsidiary of ILM I that held title to the Senior Housing Facilities, pursuant to a Facilities Lease Agreement. The lease agreement was accounted for as an operating lease in the Company's financial statements until August 15, 2000.

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

          (1) Until August 15, 2000, the Company operated Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM II Lease Corporation ("Lease II"). The Company has entered into an agreement with Lease II regarding such joint tenancy. ILM II Senior Living, Inc. ("ILM II") sold its interest in Villa Santa Barbara on August 15, 2000, to CSLC. Accordingly, ILM II's interest in Villa Santa Barbara was transferred to CSLC on August 15, 2000.

          (2) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

Prior to its termination on August 15, 2000, pursuant to the Facilities Lease Agreement, the Company paid annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $6,364,800. The facilities lease was a "triple-net" lease whereby the Lessee paid all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as Lessor, was responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility remained with the Senior Housing Facility at the termination of the lease. The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent was $0 and $0 for the six- and three-month periods ended February 28, 2001, compared to $615,000 and $313,000 for the six- and three-month periods ended February 29, 2000. On February 28, 2001, an adjustment was made to reduce facilities lease rent expense by $354,000 for property level payables (principally base and variable rent) pursuant to a settlement reached with CSLC.

     The Company's use of the properties was limited to use as Senior Housing Facilities. The Company had responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each Senior Housing Facility, and to use and maintain each Senior Housing Facility in compliance with all local board of health and other applicable governmental and insurance regulations. The Senior Housing Facilities that were located in Arkansas, California and Kansas were licensed by such states to provide assisted living services. In addition, various health and safety regulations and standards, which are enforced by state and local authorities, applied to the operation of the Senior Housing Facilities. Violations of such health and safety standards could result in fines, penalties, or other sanctions.

                             ILM I LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

3.   RELATED PARTY TRANSACTIONS

         The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM I, has also served in various management capacities at CSLC, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. Under the Management Agreement, Capital generally was required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital included periodic reporting to and coordination with the Company, leasing the individual units in the Senior Housing Facilities, maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earned a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earned an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeded a specified base amount. Each August 31, beginning on August 31, 1997, the base amount was increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs. ILM I guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the six- and three-month periods ended February 28, 2001, Capital earned no property management fees from the Company compared to the six- and three-month periods ended February 29, 2000, when Capital earned property management fees from the Company of $547,000 and $271,000, respectively.

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. received a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM Holding reimbursed the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the six- and three-month periods ended February 28, 2001 and February 29, 2000, Capital Senior Development, Inc. earned no fees from the Company for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the six- and three-month periods ended February 28, 2001, Greenberg Traurig earned fees from the Company of $8,000 and $0, respectively, compared to fees of $20,000 and $6,000, respectively, earned by Greenberg Traurig for the six- and three-month periods ended February 29, 2000.

         Accounts payable - Capital Senior Living Corporation at February 28, 2001, and August 31, 2000, includes approximately $140,000 payable to CSLC as part of the final settlement of property-level payables and receivables at lease termination as well as base rent of $265,000 and variable rent of $254,000 payable to ILM Holding, Inc. (and its successors). As more fully described in Note 4 to the financial statements, "Subsequent Events," CSLC agreed to accept $305,000 in full and final satisfaction of all amounts owed to CSLC, and the Company paid CSLC this amount subsequent to the balance sheet date, on April 4, 2001. Accordingly, the payable to CSLC reflected on the balance sheet at February 28, 2001, has been reduced by $354,000 to reflect the actual amount due of $305,000 with an equal adjustment to reduce facilities lease rent expense by the same amount.

         Accounts payable - related party at February 28, 2001 and August 31, 2000, includes $8,000 for accrued legal fees due to Greenberg Traurig, Counsel to the Company and a related party.

                             ILM I LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)


4.       SUBSEQUENT EVENTS

                 On March 20, 2001, the Company's Board of Directors approved a final settlement agreement with CSLC (as successor to Holding I) regarding the discharge of approximately $659,000 of property-level payables, base rents and variable rents, as reflected on the accompanying balance sheet at February 28, 2001, in full satisfaction of the payment of $305,000. Subsequent to the balance sheet date, on April 4, 2001, the Company paid CSLC $305,000, which payment is in full and final satisfaction of all amounts owed to CSLC, providing that the Company is judicially dissolved not later than March 31, 2002.

                   On April 11, 2001, because of the Company's condition and the relative high cost of soliciting the applicable Shareholder's approval, the Company filed a petition for judicial dissolution within the Circuit Court of Fairfax County seeking permission to liquidate the Company without Shareholder approval. There can be no assurance that such permission will be granted or, if granted, the timing thereof.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Prior to its termination on August 15, 2000, the Facilities Lease Agreement was a "triple-net" lease whereby the Lessee paid all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for the use of all the Senior Housing Facilities in the aggregate amount of $6,364,800. The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent was $0 and $0 for the six- and three-month periods ended February 28, 2001, respectively, compared to $615,000 and $313,000 for the six- and three-month periods ended February 29, 2000, respectively. On February 28, 2001, an adjustment was made to reduce facilities lease rent expense by $354,000 for property level payables (principally base and variable rent) pursuant to a settlement reached with CSLC.

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

    On April 11, 2001, because of the Company's condition and the relative high cost of soliciting the applicable Shareholder's approval, the Company filed a petition for judicial dissolution within the Circuit Court of Fairfax County seeking permission to liquidate the Company without Shareholder approval. There can be no assurance that such permission will be granted or, if granted, as to the timing thereof.

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the eight properties in which the Company had invested averaged 90% and 95% for the six- and three-month periods ended February 29, 2000; the properties were not owned after August 15, 2000. Base rent payments of $6,364,800 were in effect throughout the term of the lease until August 15, 2000. As noted above, the Facilities Lease Agreement provided for the payment of variable rent.

    At February 28, 2001, the Company had cash and cash equivalents of $526,000 compared to $644,000 at August 31, 2000. The decrease of $118,000 is primarily attributable to the payment of remaining liabilities. Remaining amounts of cash will be used for the Company's working capital requirements. The Company does not currently anticipate the need to engage in any borrowing activities. The Company did not pay cash dividends during the past fiscal years 2000 and 1999. Because the Company is pursuing a plan of liquidation, it is not anticipated that cash dividends will be paid in the future.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS

SIX  MONTHS ENDED FEBRUARY 28, 2001 VERSUS SIX  MONTHS ENDED FEBRUARY 29, 2000

REVENUES
    Total revenues were $8,000 for the six-month period ended February 28, 2001 compared to $10,044,000 for the same period of the prior year, representing a decrease of $10,036,000, or 99.9%. This decrease is the result of a $10,037,000 or 100.0% decrease in rental income in the six months ended February 28, 2001, due to termination of the Facilities Lease Agreement and the transfer of the properties to CSLC at completion of ILM I's merger on August 15, 2000. Interest income increased $1,000 or 14.3%.

EXPENSES
      Total expenses were $(303,000) for the six-month period ended February 28, 2001, compared to $10,274,000 for the same period in the prior year, representing a decrease of $10,577,000, or 102.9%. This overall decrease in expenses was due to termination of the Facilities Lease Agreement and transfer of the properties to CSLC at completion of ILM I's merger on August 15, 2000, coupled with a $354,000 adjustment to decrease facilities rent expense. This adjustment reflects the agreement reached with CSLC to reduce property-level payables (principally base and variable rent) by $354,000. As reflected on the accompanying Statements of Operations, at February 28, 2001, operating expenses individually decreased to $0 or 100.0% when compared to the previous year due to cessation of operations with the following exceptions: general and administrative costs decreased $157,000 or 84.4% due chiefly to a $55,000 decrease in insurance expense and a 100.0% decrease in all other general and administrative costs; and professional fees decreased $186,000 or 95.9% due to decreased legal and financial service requirements. Depreciation expense decreased $482,000 or 100.0% as all fixed assets were fully depreciated by the lease termination date.

INCOME TAX EXPENSE
    Income tax expense increased $8,000 or 100% due to the combination of income before taxes of $311,000 and the utilization of an $8,000 net deferred tax asset resulting in a $541,000 or 174.0% increase in income before taxes.

NET INCOME
    Primarily as a result of the factors noted above, net income increased $533,000 or 231.7%, from net loss of $230,000 for the six months ended February 29, 2000, to net income of $303,000 for the six months ended February 28, 2001.

                             ILM I LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED FEBRUARY 28, 2001 VERSUS THREE MONTHS ENDED FEBRUARY 29, 2000

REVENUES
    Total revenues were $4,000 for the three-month period ended February 28, 2001 compared to $5,036,000 for the same period of the prior year, representing a decrease of $5,032,000, or 99.9%. This decrease is the result of a $5,033,000 or 100.0% decrease in rental income in the three months ended February 28, 2001, due to termination of the Facilities Lease Agreement and the transfer of the properties to CSLC at completion of ILM I's merger on August 15, 2000. Interest income increased $1,000 or 33.3%.

EXPENSES
      Total expenses were $(328,000) for the three-month period ended February 28, 2001, compared to $5,204,000 for the same period in the prior year, representing a decrease of $5,532,000, or 106.3%. This overall decrease in expenses was due to termination of the Facilities Lease Agreement and transfer of the properties to CSLC at completion of ILM I's merger on August 15, 2000, coupled with a $354,000 adjustment to decrease facilities rent expense. This adjustment reflects the agreement reached with CSLC to reduce property-level payables (principally base and variable rent) by $354,000. As reflected on the accompanying Statements of Operations, at February 28, 2001, operating expenses individually decreased to $0 or 100.0% when compared to the previous year due to cessation of operations with the following exceptions: general and administrative costs decreased $73,000 or 73.7% due chiefly to a $24,000 decrease in insurance expense and a 100.0% decrease in all other general and administrative costs; and professional fees decreased $137,000 or 100.0% due to decreased legal and financial service requirements. Depreciation expense decreased $223,000 or 100.0% as all fixed assets were fully depreciated by the lease termination date.

INCOME TAX EXPENSE
    Income tax expense was unchanged from the previous three-month period due to income before taxes of $332,000 resulting in a $500,000 or 297.6% decrease in loss before taxes.

NET INCOME
    Primarily as a result of the factors noted above, net loss decreased $500,000 or 297.6%, from net loss of $168,000 for the three months ended February 29, 2000, to net income of $332,000 for the three months ended February 28, 2001.

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

(a)      Exhibits:  None.

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





Dated: April 12, 2001